Form 10-Q
period 1995-06-24
SCHWERMAN TRUCKING CO
filed 1995-08-09
CIK 87731

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549


Quarterly Report Under Section 13 or 15(d)


of the Securities Exchange Act of 1934


For Quarter Ended   June 24, 1995
Commission file number        1-2936


                SCHWERMAN TRUCKING CO.
(Exact name of registrant as specified in its charter)


            Wisconsin                                   39-076739739
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


P. O. Box 1601, 611 South 28 Street, Milwaukee, WI  53201
(Address of principal executive offices)       (Zip Code)


                    414/671-1600
(Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No [ ].




APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Outstanding at
                  Class               July 31, 1995
                  -----               --------------
           Common, $1 par value:             422,089

                 SCHWERMAN TRUCKING CO. AND SUBSIDIARIES

                                   INDEX
                                   -----
                                                       Page No.
                                                       --------
PART I.  Financial Information:

       Consolidated Condensed Balance Sheet at
       June 24, 1995 and March 25, 1995                      3

       Consolidated Condensed Statements of Income for the
       three months ended June 24, 1995 and June 25, 1994    4

       Consolidated Condensed Statements of Cash Flows
       for the three months ended June 24, 1995
       and June 25, 1994                                     5

       Notes to Consolidated Condensed Financial Statements  6

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   7



PART II.  Other Information                                  8

                 SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                              JUNE 24,       MARCH 25,
                                                1995            1995
                                              ----------     -----------
                                              (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                 $   184,555    $    87,702
    Accounts receivable (less allowances for
      losses of $40,000)                        5,266,985      4,133,229
    Other accounts and notes receivable         1,110,010      1,262,769
    Operating supplies and parts                1,010,678      1,042,136
    Tires in service                              797,853        745,540
    Prepaid expenses                              483,046        615,367
    Other current assets                          215,805        218,319
                                              -----------    -----------
                                                9,068,932      8,105,062

Property, plant and equipment at cost          52,809,821     48,899,216
Less accumulated depreciation and amort.      (32,549,186)   (31,839,996)
                                              -----------    -----------
                                               20,260,635     17,059,220

Receivable from parent and affiliates           1,468,070      1,248,363
Other non-current assets                        1,248,913      1,145,008
                                              -----------    -----------
                                              $32,046,550    $27,557,653
                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt         $ 3,009,871    $ 2,226,147
    Accounts payable                            2,033,764      2,291,342
    Accrued liabilities                         3,876,996      3,499,759
    Income taxes payable                          206,107         84,128
    Deferred income taxes- current                367,659        367,659
                                              -----------    -----------
                                                9,494,397      8,469,035


Long-term debt                                 12,224,248      9,485,233
Deferred income taxes                           1,342,596      1,174,596
Other non-current liabilities                   1,124,518      1,089,518

Stockholders' Equity
    Preferred stock                             1,497,470      1,497,470
    Common stock                                  422,089        422,089
    Additional paid-in capital                    232,792        232,792
    Retained earnings                           5,708,440      5,186,920
                                              -----------    -----------
                                                7,860,791      7,339,271
                                              -----------    -----------
                                              $32,046,550    $27,557,653
                                              ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)
                                    ------Three Months Ended-----
                                      June 24,       June 25,
                                       1995           1994
                                    -----------    -----------
Revenues
   Operating revenues               $15,295,427    $15,488,916
   Equipment and other rentals          216,801        169,625
   Other                                590,031        597,675
                                    -----------    -----------
                                     16,102,259     16,256,216
Operating Expenses
   Salaries, wages and fringe
     benefits                         7,196,810      6,886,995
   Fuel and fuel taxes                1,556,073      1,545,122
   Parts, repairs and tires             953,684        952,200
   Insurance and workers'
     compensation                     1,121,117      1,279,938
   Depreciation and amortization        888,920        759,070
   Purchased transportation           1,339,206      1,562,132
   Rent expense                         302,594        378,560
   Other operating expenses           1,525,998      1,441,283
   (Gain) on disposal of property,
     plant and equipment, net           (23,602)      (145,548)
                                    -----------    -----------
                                     14,860,800     14,659,752

                                    -----------    -----------
   Operating income                   1,241,459      1,596,464
Interest expense, net                   357,733        294,124
                                    -----------    -----------
Income before taxes                     883,726      1,302,340
Federal and state income taxes          336,000        521,000
                                    -----------    -----------
   Net income                           547,726        781,340
Dividends on preferred shares           (26,206)       (26,206)
                                    -----------    -----------
   Net income applicable common
     shares                        $   521,520     $   755,134
                                    ===========    ===========

Weighted Average Number of Common
   Shares Outstanding                   422,089        422,089
                                    ===========    ===========

Net Income Per Common Share         $      1.24    $      1.79
                                    ===========    ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                             ----Three Months Ended---
                                                June 24,      June 25,
                                                  1995          1994
                                             -----------   -----------
Cash flows from operating activities:
   Net income (loss)                         $   547,726   $   781,340
   Adjustments to reconcile net income
     (loss) to net cash provided by
      operating activities:
       Depreciation and amortization             888,920       759,070
       Provision for deferred income taxes       168,000       260,500
       (Gain) loss on disposal of
         property, plant and equipment           (23,602)     (145,548)
       Change in assets and liabilities:
         Accounts and notes receivable          (980,997)   (1,680,731)
         Operating supplies and parts             31,458       (10,342)
         Tires in service, prepaid expenses
           and other current assets               82,522       242,893
         Receivable from parent and affiliates  (219,707)       48,697
         Other noncurrent assets                (103,905)       60,454
         Accounts payable                       (257,578)       70,445
         Accrued liabilities                     377,237       270,308
         Income taxes payable                    121,979       118,416
         Other noncurrent liabilities             35,000        (5,200)
                                             -----------   -----------
             Net cash provided by (used in)
               operating activities              667,053       770,302

Cash flows from investing activities:
   Proceeds from sale of property, plant
     and equipment                                46,600       233,027
   Payments for property, plant and equipment   (510,514)     (203,081)
                                             -----------   -----------
            Net cash provided by (used in)
              investing activities              (463,914)       29,946

Cash flows from financing activities:
   Proceeds from long-term debt                  927,953       925,801
   Payments of long-term debt                 (1,008,033)   (1,692,971)
   Redemption of preferred stock                      --       (12,477)
   Preferred stock dividends                     (26,206)      (26,206)
                                             -----------   -----------
             Net cash provided by (used in)
               financing activities             (106,286)     (805,853)
                                             -----------   -----------
Increase(decrease) in cash and equivalents        96,853        (5,605)
Cash and cash equivalents:
     Beginning of year                            87,702        92,151
                                             -----------   -----------
     End of quarter                          $   184,555   $    86,546
                                             ===========   ===========
Cash paid during the year for:
   Interest                                  $   327,213   $   272,288
   Income taxes                              $    46,021   $   142,084

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. CONDENSED FINANCIAL STATEMENTS

   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of Schwerman Trucking Co. and Subsidiaries as of June 24, 1995 and March 25, 1995, and the consolidated statements of income for the three months ended June 24, 1995 and June 25, 1994 and consolidated statements of cash flows for the three months then ended.

   The results of operations for the three months ended June 24, 1995 and June 25, 1994 are not necessarily indicative of the results to be expected for a full year.

   Certain information and financial statement disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to S.E.C. rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended March 25, 1995.

2. STATEMENT OF CASH FLOWS

   The Company had non-cash property, plant and equipment additions totaling $3,602,819 and $4,907,075 for the three months ended June 24, 1995 and June 25, 1994, respectively, which were financed through capital leases and equipment obligations.

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three months ended June 24, 1995 were approximately $154,000 or 1.0% lower than the comparable three-month period of fiscal 1995. The decrease in revenue is due to a 2.7% decrease in the number of loads hauled this quarter compared to last year's first quarter and a 1.9% decrease in miles for the quarter. These decreases in volume were offset in part by modest rate increases instituted by the Company.

The Company's customers are shippers of dry and liquid commodities. During fiscal 1995, 65% of the Company's shipments were dry cement and, consequently, the Company's business is very seasonal. Dry and liquid chemicals, fertilizers and food products account for a large portion of the remaining commodities.

Operating expenses increased by approximately $201,000 or 1.4% in the current quarter compared to the same period of fiscal 1995. The increase in operating expenses is result of: (1) the increase in depreciation expense as a result of acquiring 56 new tractors in April 1995; (2) the increase in other operating expenses resulting from higher license and registration costs due to a larger fleet of company tractors; and (3) a $24,000 gain in the current quarter on disposal of property, plant and equipment versus a $146,000 gain in the comparable quarter of fiscal 1995. In addition, the reduction in the number of loads hauled by owner operators in the current year resulted in a decrease in purchased transportation expense and an increase in salaries, wages, and fringe benefits expense and fuel and fuel taxes expense.


FINANCIAL CONDITION

Total notes payable and long-term debt was $15,243,000 and $11,711,000 at June 24, 1995 and March 25, 1995, respectively. The $3,532,000 increase in debt is primarily the result of a $3,603,000 increase in capital leases and equipment obligations for the purchase of new equipment. The $1,008,000 reduction in debt due to the Company making its scheduled debt payments was largely offset by the $928,000 of proceeds from additional long-term debt.


CASH FLOWS

The Company had a net increase in cash of $97,000 for the three months ended June 24, 1995 versus a $6,000 decrease in cash for the three months ended June 25 1994. The Company has paid $26,000 in preferred stock dividends for the three months ended June 24, 1995, and has deposited $40,000 into the preferred stock sinking fund.

                       PART II - OTHER INFORMATION



Item 3.    Defaults Upon Senior Securities

       None



Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits - None

            (b) Reports on Form 8-K - None





       Pursuant to the requirements of the Securities Exchange

Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       SCHWERMAN TRUCKING CO.
                                       Registrant



August 3, 1995                    BY:  Jack F. Schwerman
Date                                   Jack F. Schwerman
                                       Chairman of the Board,
                                       President and Treasurer