Form 10-Q/A
period 1995-06-24
SCHWERMAN TRUCKING CO
filed 1995-11-07
CIK 87731

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                Quarterly Report Under Section 13 or 15(d)


                  of the Securities Exchange Act of 1934


                      For Quarter Ended June 24, 1995
                       Commission file number 1-2936


                                   SCHWERMAN TRUCKING CO.
          (Exact name of registrant as specified in its charter)

             Wisconsin                                39-0767397
 -------------------------------                 -------------------
 (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)


              P. O. Box 1601, 611 South 28 Street, Milwaukee, WI  53201
        ----------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)


                               414/671-1600
           ---------------------------------------------------
           (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X  .  No   .
                                                       ---      ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              Outstanding at
        Class                                  July 31, 1995
        -----                                ----------------
   Common, $1 par value                             422,089

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits - Exhibit 27.  Financial Data Schedule



       Pursuant to the requirements of the Securities Exchange Act of 1934,

the  Company has duly caused this report to be signed on its behalf by  the undersigned hereunto duly authorized.



                                       SCHWERMAN TRUCKING CO.
                                       (Registrant)



November 2, 1995                  BY:  Jack F. Schwerman
Date                                   Jack F. Schwerman
                                       Chairman of the Board,
                                       President and Treasurer