Form 10-Q
period 1995-09-23
SCHWERMAN TRUCKING CO
filed 1995-11-07
CIK 87731

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                Quarterly Report Under Section 13 or 15(d)


                  of the Securities Exchange Act of 1934


                   For Quarter Ended September 23, 1995
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
                                                       ---      ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              Outstanding at
        Class                                October 31, 1995
        -----                                ----------------
   Common, $1 par value                             422,089

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES

                                   INDEX

                                                       Page No.

PART I.  Financial Information:

       Consolidated Condensed Balance Sheet at
       September 23, 1995 and March 25, 1995                  3

       Consolidated Condensed Statements of Income
       for the three months and six months ended
       September 23, 1995 and September 24, 1994              4

       Consolidated Condensed Statements of Cash Flows
       for the six months ended September 23, 1995
       and September 24, 1994                                 5

       Notes to Consolidated Condensed Financial Statements   6

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                    7



PART II.  Other Information                                   8

                 SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                               SEPTEMBER 23,     MARCH 25,
ASSETS                                             1995           1995
                                               -------------     ---------
                                               (Unaudited)
Current Assets:
    Cash and cash equivalents                  $   271,436     $    87,702
    Accounts receivable (less allowances of
      $40,000)                                   5,480,259       4,133,229
    Other accounts and notes receivable          1,109,744       1,262,769
    Operating supplies and parts                 1,098,032       1,042,136
    Tires in service                               830,173         745,540
    Prepaid expenses                               524,283         615,367
    Other current assets                           211,719         218,319
                                                ----------      ----------
                                                 9,525,646       8,105,062
                                                ----------      ----------
Property, plant and equipment at cost           54,052,409      48,899,216
Less accumulated depreciation and amortization (33,334,679)    (31,839,996)
                                                ----------      ----------
                                                20,717,730      17,059,220
                                                ----------      ----------
Receivable from parent and affiliates            1,363,876       1,248,363
Other non-current assets                         1,331,036       1,145,008
                                               -----------     -----------
                                               $32,938,288     $27,557,653
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt          $ 3,092,831     $ 2,226,147
    Accounts payable                             2,182,317       2,291,342
    Accrued liabilities                          3,652,714       3,499,759
    Income taxes payable                           397,108          84,128
    Deferred income taxes - current                367,659         367,659
                                                ----------      ----------
                                                 9,692,629       8,469,035
                                                ----------      ----------
Long-term debt                                  11,904,510       9,485,233
Deferred income taxes                            1,582,596       1,174,596
Other non-current liabilities                    1,139,457       1,089,518

Stockholders' Equity
    Preferred stock                              1,497,470       1,497,470
    Common stock                                   422,089         422,089
    Additional paid-in capital                     232,792         232,792
    Retained earnings                            6,466,745       5,186,920
                                               -----------     -----------
                                                 8,619,096       7,339,271
                                               -----------     -----------
                                               $32,938,288     $27,557,653
                                               ===========     ===========


            The accompanying notes are an integral part of the
               condensed consolidated financial statements.


                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                             --Three Months Ended--  --Six Months Ended---
                              Sept. 23,  Sept. 24,   Sept. 25,   Sept. 24,
                                1995       1994         1995        1994
                             ----------  ---------   ---------   ---------
Revenues
   Operating revenues       $15,840,452 $16,191,475  $31,135,879  $31,680,391
   Equipment & other rentals    205,987     238,972      422,788      408,597
   Other                        583,836     614,259    1,173,867    1,211,934
                             ----------  ----------   ----------   ----------
                             16,630,275  17,044,706   32,732,534   33,300,922
                             ----------  ----------   ----------   ----------
Operating Expenses
   Salaries, wages & fringe
     benefits                 7,391,259   7,231,477   14,588,069   14,118,472
   Fuel and fuel taxes        1,519,527   1,567,597    3,075,600    3,112,719
   Parts, repairs and tires   1,013,604     985,345    1,967,288    1,937,545
   Insurance and workers'
     compensation             1,051,844   1,261,586    2,172,961    2,541,524
   Depreciation and amort.      913,969     798,103    1,802,889    1,557,173
   Purchased transportation   1,400,614   1,478,322    2,739,820    3,040,454
   Rent expense                 286,667     352,891      589,261      731,451
   Other operating expenses   1,474,420   1,460,091    3,000,418    2,901,374
   (Gain) loss on disposal
     of property, plant and
     equipment, net              (3,150)   (194,025)     (26,752)    (339,573)
                             ----------  ----------   ----------   ----------
                             15,048,754  14,941,387   29,909,554   29,601,139
                             ----------  ----------   ----------   ----------
   Operating income           1,581,521   2,103,319    2,822,980    3,699,783

Interest expense, net           317,010     274,479      674,743      568,603
                             ----------   ---------    ---------    ---------
Income before income taxes &
   extraordinary item         1,264,511   1,828,840    2,148,237    3,131,180

Federal & state income taxes    480,000     731,000      816,000    1,252,000
                             ----------   ---------    ---------    ---------
Inc before Xtraordinary item    784,511   1,097,840    1,332,237    1,879,180

Extraordinary item-write off
   of operating rights, net          --     367,034           --      367,034
                             ----------   ---------    ---------    ---------
    Net Income                  784,511     730,806    1,332,237    1,512,146

Dividends on preferred shrs     (26,206)    (26,206)     (52,412)     (52,412)
                            ----------- -----------  -----------   ----------
Net income applicable common
   shares                   $   758,305 $   704,600  $ 1,279,825   $1,459,734
                            =========== ===========  ===========   ==========
Weighted Average Number of
   Common Shares Outstanding    422,089     422,089      422,089      422,089
                            =========== ===========  ===========   ==========
Net Income Per Common Share $      1.79 $      1.67  $      3.03   $     3.46
                            =========== ===========  ===========   ==========

            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                 --Six Months Ended---
                                                 Sept. 23,   Sept. 24,
                                                 ---------   ---------
                                  1995         1994
Cash flows from operating activities:
    Net income (loss)                          $ 1,332,237  $ 1,512,146
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
       Depreciation and amortization             1,802,889    2,169,207
       Provision for deferred income taxes         408,000      626,000
       (Gain) loss on disposal of
         property, plant and equipment             (26,752)    (339,573)

       Change in assets and liabilities:
         Accounts and notes receivable          (1,194,005)  (1,780,924)
         Operating supplies and parts              (55,896)     (87,716)
         Tires in service, prepaid expenses
          and other current assets                  13,051       53,367
         Receivable from parent and affiliates    (115,513)    (350,626)
         Other noncurrent assets                  (186,028)      46,091
         Accounts payable                         (109,025)      21,817
         Accrued liabilities                       152,955      603,396
         Income taxes payable                      312,980      (92,609)
         Other noncurrent liabilities               49,939       (5,200)
                                                 ---------    ---------
             Net cash provided by (used in)
               operating activities              2,384,832    2,375,376
                                                 ---------    ---------
Cash flows from investing activities:
   Proceeds from sale of property,
     plant and equipment                            65,120      458,021
   Payments for property, plant and equipment   (1,896,948)    (528,719)
                                                 ---------    ---------
             Net cash provided by (used in)
               investing activities             (1,831,828)     (70,698)
                                                 ---------     --------
Cash flows from financing activities:
    Proceeds from long-term debt                 1,676,544      788,000
    Payments of long-term debt                  (1,993,402)  (2,517,632)
    Redemption of preferred stock                       --      (12,477)
    Preferred stock dividends                      (52,412)    (393,087)
                                                 ---------    ---------
                                                  (369,270)  (2,135,196)
                                                 ---------    ---------
Increase in cash and cash equivalents              183,734      169,482

Cash and cash equivalents:
    Beginning of year                               87,702       92,151
                                               -----------  -----------
    End of quarter                             $   271,436  $   261,633
                                               ===========  ===========
Cash paid during the year for:
    Interest                                   $   649,818  $   563,568
    Income taxes                               $    95,020  $   473,609

            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. CONDENSED FINANCIAL STATEMENTS

   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the
   consolidated  financial   position  of  Schwerman   Trucking   Co.   and
   Subsidiaries as of September 23, 1995 and March 25, 1995, and the consolidated results of operations for the three months and six months ended September 23, 1995 and September 24, 1994 and changes in financial position for the six months then ended.

   The results of operations for the three months and six months ended September 23, 1995 and September 24, 1994 are not necessarily indicative of the results to be expected for a full year.

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

2. STATEMENT OF CASH FLOW

   The Company had non-cash property, plant and equipment additions totaling $3,602,819 and $5,482,546 for the six months ended September 23, 1995 and September 24, 1994, respectively, which were financed through capital leases and equipment obligations.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three months ended September 23, 1995 were approximately $414,000 or 2.4% lower than the comparable three-month period of 1994. Revenues for the six months ended September 23, 1995 decreased approximately $568,000 or 1.7% compared to the same period of 1994. The decrease in revenue is due to a decrease in the number of loads hauled and the number of miles traveled for the quarter and year to date. There has been a general weakness in the markets served by the Company's customers, especially in the construction industry.

The Company's customers are shippers or consignees of dry and liquid commodities. During fiscal 1995, 65% of the Company's shipments were dry cement and, consequently, the Company's business is very seasonal. Dry and liquid chemicals, fertilizers and food products account for a large portion of the remaining commodities.

Operating expenses increased by approximately $107,000 or .7% in the current quarter and increased by $308,000 or 1.0% for the six months ended year to date compared to the same periods of 1994. The change in operating expenses is result of: (1) the decrease in volume; (2) the increase in depreciation expense as a result of acquiring new tractors and trailers and
(3) a $3,000 loss in the current quarter on disposal of property, plant and equipment versus a $194,000 gain in the comparable quarter of 1994. In addition, the reduction in the number of loads hauled by owner operators in the current year resulted in a decrease in purchased transportation expense and an increase in salaries, wages, and fringe benefits expense, in that most of these loads were in turn hauled by Company drivers.

FINANCIAL CONDITION

Total notes payable and long-term debt was $14,997,000 and $11,711,000 at September 23, 1995 and March 25, 1995, respectively. The $3,286,000 net increase in debt is primarily the result of $4,364,000 in new obligations to finance the equipment additions less the reduction resulting from making the scheduled debt payments.


CASH FLOWS

The Company had a net increase in cash of $184,000 for the six months ended September 23, 1995 versus a $169,000 net increase for the six months ended September 24, 1994. The Company has paid $52,000 in preferred stock dividends for the six months ended September 23, 1995, representing the required dividends for two quarters.

                        PART II - OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities
             None

Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits - Exhibit 27.  Financial Data Schedule
            (b) Reports on Form 8-K - None



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