Form 10-Q
period 1995-12-23
SCHWERMAN TRUCKING CO
filed 1996-02-13
CIK 87731

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                Quarterly Report Under Section 13 or 15(d)


                  of the Securities Exchange Act of 1934


                    For Quarter Ended December 23, 1995
                       Commission file number 1-2936


                                   SCHWERMAN TRUCKING CO.
          (Exact name of registrant as specified in its charter)

                   Wisconsin                            39-0767397
    -------------------------------               -------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)


         P. O. Box 1601, 611 South 28 Street, Milwaukee, WI  53201
    ----------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                               414/671-1600
       ----------------------------------------------------
           (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  X     No
                                        ---       ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
          Class                                    January 31, 1996
          -----                           ----------------
   Common, $1 par value                                 422,089

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES

                                   INDEX

                                                       Page No.

PART I.  Financial Information:

       Consolidated Condensed Balance Sheet at
       December 23, 1995 and March 25, 1995                       3

       Consolidated Condensed Statements of Income
       for the three months and nine months ended
       December 23, 1995 and December 24, 1994                    4

       Consolidated Condensed Statements of Cash Flows
       for the nine months ended December 23, 1995
       and December 24, 1994                                      5

       Notes to Consolidated Condensed Financial Statements       6

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        7



PART II.  Other Information                                       8

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  DECEMBER 23,        MARCH 25,
ASSETS                                                1995               1995
                               ------------        ---------
                                                   (Unaudited)
Current Assets:
    Cash and cash equivalents                    $    151,649       $    87,702
    Accounts receivable (less allowances of
      $40,000)                                      3,945,896         4,133,229
    Other accounts and notes receivable               115,387         1,262,769
    Operating supplies and parts                    1,063,864         1,042,136
    Tires in service                                  760,842           745,540
    Prepaid expenses                                  343,753           615,367
    Other current assets                              200,709           218,319
                                ----------         ---------
                                                    6,582,100         8,105,062
                                ----------       -----------
Property, plant and equipment at cost              54,367,542        48,899,216
Less accumulated depreciation and amortization    (33,876,393)      (31,839,996)
                               -----------       -----------
                                                   20,491,149        17,059,220
                               -----------       -----------
Receivable from parent and affiliates                 915,325         1,248,363
Other non-current assets                            1,384,073         1,145,008
                               -----------       -----------
                                                  $29,372,647       $27,557,653
                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt             $ 3,060,874       $ 2,226,147
    Accounts payable                                1,418,205         2,291,342
    Accrued liabilities                             3,028,639         3,499,759
    Income taxes payable                              441,702            84,128
    Deferred income taxes - current                   367,659           367,659
                               -----------      -----------
                                                    8,317,079         8,469,035
                               -----------      -----------

Long-term debt                                      9,527,411         9,485,233
Deferred income taxes                               1,629,096         1,174,596
Other non-current liabilities                       1,155,027         1,089,518

Stockholders' Equity
    Preferred stock                                 1,497,470         1,497,470
    Common stock                                      422,089           422,089
    Additional paid-in capital                        232,792           232,792
    Retained earnings                               6,591,683         5,186,920
                               -----------      -----------
                                                    8,744,034         7,339,271
                               -----------      -----------
                                                  $29,372,647       $27,557,653
                               ===========      ===========


            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                               --Three Months Ended--  --Nine Months Ended--
                                 Dec. 23,   Dec. 24,    Dec. 23,   Dec. 24,
                                   1995       1994        1995       1994
                       --------   --------    --------   --------
Revenues
   Operating revenues         $13,459,793 $15,146,799  $44,595,672 $46,827,190
   Equipment and other rentals    224,595     176,712      647,383     585,309
   Other                          553,749     568,123    1,727,616   1,780,057
                       ----------- -----------  -----------  ----------
                               14,238,137  15,891,634   46,970,671  49,192,556
                    ----------- -----------  -----------  ----------
Operating Expenses
   Salaries, wages and fringe
     benefits                   6,591,321   7,047,228   21,179,390  21,165,700
   Fuel and fuel taxes          1,333,586   1,507,909    4,409,186   4,620,628
   Parts, repairs and tires       969,198     991,550    2,936,486   2,929,095
   Insurance and workers'
     compensation                 949,159   1,094,129    3,122,120   3,635,653
   Depreciation & amort.          930,712     783,806    2,733,601   2,340,979
   Purchased transportation     1,215,955   1,419,342    3,955,775   4,459,796
   Rent expense                   284,696     342,313      873,957   1,073,764
   Other operating expenses     1,407,338   1,402,374    4,407,756   4,303,748
   (Gain) loss on disposal
     of property, plant and
     equipment, net                10,620        (850)     (16,132)   (340,423)
                    ----------- -----------  -----------  ----------
                               13,692,585  14,587,801   43,602,139  44,188,940
                    ----------- -----------  ----------- -----------

   Operating income               545,552   1,303,833    3,368,532   5,003,616

Interest expense, net             301,409     239,174      976,152     807,777
                    ----------- -----------  ----------- -----------
Income before income taxes &
   extraordinary item             244,143   1,064,659    2,392,380    ,195,839

Federal and state income taxes     93,000     426,000      909,000   1,678,000
                    ----------- -----------  -----------  ----------

Income before extraordinary
   item                           151,143     638,659    1,483,380   2,517,839

Extraordinary item - write off
   of operating rights, net            --          --           --     367,034
                    ----------- -----------  ----------- -----------

    Net Income                    151,143     638,659    1,483,380   2,150,805

Dividends on preferred shares     (26,205)    (26,205)     (78,617)    (78,617)
                    -----------  ----------  ----------- -----------

Net income applicable common
   shares                     $   124,938  $  612,454  $ 1,404,763 $ 2,072,188
                    ===========  ==========  =========== ===========

Weighted Average Number of
   Common Shares Outstanding      422,089     422,089      422,089     422,089
                    =========== ===========  =========== ===========

Net Income Per Common Share   $       .30 $      1.45  $      3.33  $     4.91
                    =========== ===========  =========== ===========

            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                   --Nine Months Ended--
                                               December 23,     December 24,

                                                  1995             1994
                               ------------     ------------
Cash flows from operating activities:
    Net income (loss)                           $ 1,483,380      $ 2,150,805
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
       Depreciation and amortization              2,733,601        2,340,979
       Provision for deferred income taxes          454,500          839,000
       Provision for Doubtful accounts               15,558               --
       (Gain) loss on disposal of
         property, plant and equipment              (16,132)        (340,423)
       Extraordinary item                                --          367,034

       Change in assets and liabilities:
         Accounts and notes receivable            1,319,157         (543,760)
         Operating supplies and parts               (21,728)         (66,377)
         Tires in service, prepaid expenses
          and other current assets                  273,922          249,599
         Receivable from parent and affiliates      333,038         (142,905)
         Other noncurrent assets                   (239,065)          37,046
         Accounts payable                          (873,137)        (227,062)
         Accrued liabilities                       (471,120)       1,017,001
         Income taxes payable                       357,574          256,891
         Other noncurrent liabilities                65,509           (5,200)
                             -----------      -----------
             Net cash provided by (used in)
               operating activities               5,415,057        5,932,628
                             -----------      -----------

Cash flows from investing activities:
   Proceeds from sale of property,
     plant and equipment                            119,570          458,871
   Payments for property, plant and equipment    (2,666,149)        (812,730)
                             -----------      -----------
             Net cash provided by (used in)
               investing activities              (2,546,579)        (353,859)
                             -----------      -----------

Cash flows from financing activities:
    Proceeds from long-term debt                  1,593,323          788,000
    Payments of long-term debt                   (4,319,237)      (6,020,065)
    Redemption of preferred stock                        --          (12,477)
    Preferred stock dividends                       (78,617)        (419,293)
                             -----------      -----------
            Net cash provided by (used in)
              financing activities               (2,804,531)      (5,663,835)
                             -----------      -----------

Increase(decrease) in cash & cash equivalents        63,947          (85,066)

Cash and cash equivalents:
    Beginning of year                                87,702           92,151
                             -----------      -----------
    End of year                                 $   151,649      $     7,085
                             ===========      ===========

Cash paid during the year for:
    Interest                                    $   974,637      $   803,776
    Income taxes                                $    96,926      $   582,109


            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. CONDENSED FINANCIAL STATEMENTS

   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the
   consolidated  financial   position  of  Schwerman   Trucking   Co.   and
   Subsidiaries as of December 23, 1995 and March 25, 1995, and the consolidated results of operations for the three months and nine months ended December 23, 1995 and December 24, 1994 and changes in financial position for the nine months then ended.

   The results of operations for the three months and nine months ended December 23, 1995 and December 24, 1994 are not necessarily indicative of the results to be expected for a full year.

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

2. STATEMENT OF CASH FLOW

   The Company had non-cash property, plant and equipment additions totaling $3,602,819 and $5,482,546 for the nine months ended December 23, 1995 and December 24, 1994, respectively, which were financed through capital leases and equipment obligations.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three months ended December 23, 1995 were approximately $1,653,000 or 10.4% lower than the comparable three-month period of 1994. Revenues for the nine months ended December 23, 1995 decreased approximately $2,222,000 or 4.5% compared to the same period of 1994. The decrease in revenue is due to a decrease in the number of loads hauled and miles run for the quarter, and year to date, as compared to the same periods last year. There has been a general weakness in the markets served by the Company's customers, especially in the construction industry.

The Company's customers are shippers or consignees of dry and liquid commodities. During fiscal 1995, 65% of the Company's shipments were dry cement and, consequently, the Company's business is very seasonal. Dry and liquid chemicals, fertilizers and food products account for a large portion of the remaining commodities.

Operating expenses decreased by approximately $895,000 or 6.1% in the current quarter and decreased by $586,000 or 1.3% for the nine months ended year to date compared to the same periods of 1994. The change in operating expenses is result of: (1) the decrease in volume; (2) the increase in depreciation expense as a result of acquiring new tractors and trailers; and (3) the decrease in insurance and workers' compensation expense as the Company continues to experience a decline in accidents and workers' compensation claims. In addition, the reduction in the number of loads hauled by owner operators in the current year resulted in a decrease in purchased transportation expense and an increase in salaries, wages, and fringe benefits expense.


FINANCIAL CONDITION

Total notes payable and long-term debt was $12,588,000 and $11,711,000 at December 23, 1995 and March 25, 1995, respectively. The $877,000 net increase in debt is the result of $5,196,000 in new obligation to finance the equipment additions offset by the reduction in debt resulting from making the scheduled debt payments and a $1,230,000 reduction in the borrowing on our revolver.


CASH FLOWS

The Company had a net increase in cash of $152,000 for the nine months ended December 23, 1995 versus a $85,000 net decrease for the nine months ended December 24, 1994. The Company has paid $79,000 in preferred stock dividends for the nine months ended December 23, 1995, representing the required dividends for three quarters.

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



                                       SCHWERMAN TRUCKING CO.
                                       (Registrant)



DATE: February 2, 1996            BY:  Jack F. Schwerman
                                       Jack F. Schwerman
                                       Chairman of the Board,
                                       President and Treasurer