Form 10-K
period 1996-03-30
SCHWERMAN TRUCKING CO
filed 1996-07-17
CIK 87731

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended March 30, 1996

                       Commission File Number 0-2936

                          SCHWERMAN TRUCKING CO.
- -----------------------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

              Wisconsin                                     39-0767397
- ----------------------------------                      ----------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                        Identification
                                  Number)

   P. O. Box 1601, 611 South 28th Street, Milwaukee, Wisconsin    53201
- -------------------------------------------------------------- ---------
            (Address of Principal Executive Offices)           (Zip Code)

    Registrant's Telephone Number, including area code   (414) 671-1600
                                                         --------------
        Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
         Title of Each Class                  on Which Registered
- ------------------------------------------------------------------------
                    None                                 N/A

        Securities registered pursuant to Section 12(g) of the Act:

              7% Cumulative Preferred Stock, $10.00 par value
              -----------------------------------------------
                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.  Yes   X    No
                                              ---
     Indicate  the  number  of  shares  outstanding  of  each  of  the
     Registrant's   classes  of  common  stock,  as  of   the   latest
     practicable date.

                Class                      Outstanding at May 31, 1996
     -------------------------             ---------------------------
     Common Stock, $1 par value                      422,089

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

     Proxy statement for the 1996 Annual Meeting of Stockholders incorporated by reference into Part III.

                                  PART I
ITEM 1  BUSINESS
- ----------------
General
- -------

    Schwerman Trucking Co. (the "Company"), a Wisconsin corporation, is a 99.9% owned subsidiary of Evergreen Holding Corp. ("Evergreen"). Unless the context states otherwise, the reference to the Company includes the following wholly owned subsidiary: Schwerman Real Estate & Development Corp. During Fiscal 1996, the Company dissolved Schwerman Trucking Co. of Va., Inc., a wholly owned subsidiary. During fiscal 1995, the Company dissolved Haul Transport of Va., Inc., a wholly owned subsidiary.

    The Company's operations primarily consist of the transportation of liquid and dry commodities in bulk in tank-type trailer equipment. The Company uses approximately 600 diesel tractors and 1,100 trailers of varying types in its operations. This equipment is either owned or leased. Commodities are principally transported from either a manufacturing or distribution center to either further processors or ultimate consumers.

   The Company is also engaged in leasing a liquid tank farm having a total capacity of about 9 million gallons. Schwerman Real Estate & Development Corp. owns many of the terminal properties utilized by the Company in its business.


HISTORICAL INFORMATION
- ----------------------

    The Company commenced doing business in 1913 when the founder, Fred Schwerman Sr., built his first motor truck. During the Company's formative years, operations were concentrated within Wisconsin, specializing in hauling road building materials and building supplies in dump trucks. During the 1940's the bulk tank trailer was developed, opening vast new avenues for providing service. The Company capitalized on this development by formally organizing as a corporation in 1947 and greatly expanding the size and scope of the services provided to its customers. During the 1950's and 1960's, cement accounted for approximately 90% of revenue as the Company was the nation's largest motor carrier of cement. In 1966, the Company decided to diversify to lessen its dependence on a single commodity and because of the seasonal nature of the cement business, especially in the northern part of the country. The diversification program started with the acquisition of a liquid chemical carrier in the Southeastern section of the country. Through subsequent acquisitions and growth, the Company has successfully diversified into other areas while remaining as one of the largest tank truck carriers in the country.

As evidence of the diversification, the Company has authority to haul numerous commodities. However, the more significant commodities hauled by the Company can be grouped into three categories. The comparative percentages of operating revenues derived from each of these categories for the last five years are as follows:

                                          Fiscal Year Ended March
                                     ---------------------------------
   Product                           1996   1995    1994   1993   1992
   -------                           ----   ----    ----   ----   ----
   Cement                            64.8   64.9    63.7   60.2   56.0

   Liquid and dry chemicals          26.7   24.1    25.2   26.4   32.2

   Food, fertilizers and
   miscellaneous
     products                        8.5    11.0    11.1   13.4   11.8


Seasonality
- -----------

    The Company's business activity and employment levels are subject to seasonal variation, primarily in respect to transportation of cement. The level of business and employment declines in the winter months in the northern part of the country because of reduced shipper sales of cement to the construction industry.


Competition
- -----------

    The Company experiences intense competition from other motor carriers (common, contract and private), railroads, water carriers and pipelines.

Regulation
- ----------

   The Company has authority to operate in interstate commerce in 48 states and the District of Columbia, and in intrastate commerce in 25 states, principally in the eastern 2/3 of the continental United States. In addition, the Company has authority to operate in the Ontario, Quebec, New Brunswick and Nova Scotia provinces of Canada and the Company is conducting an interline arrangement out of Mexico.

    The Motor Carrier Act of 1980 substantially changed the National Transportation Policy as it pertained to motor carrier activity governed by federal regulation and more particularly the Interstate Commerce Commission. Among the more important features of the 1980 Act was the relaxation of entry requirements for motor carriers. Under the new law, the ICC was mandated to authorize the issuance of certificates if it found that the applicant was fit, willing and able to provide a motor carrier service and in addition, that the proposed service would serve a useful public purpose, responsive to public demand or need unless the protestants could show the service to be inconsistent with public convenience and necessity. Furthermore, as pertinent to the Company's operations as a liquid and dry bulk carrier, the Act created a 10% plus or minus zone of rate flexibility within which the Commission would not investigate, suspend, revise or revoke any rate on the basis of reasonableness.

     Finally, extensive revisions were made to the joint ratemaking activities of motor carriers authorized by the 1948 Reed-Bulwinkle Act, which, in effect, provided an anti-trust exemption to motor carriers who were members of rate bureaus engaged in fixing transportation rates for members involved. On July 1, 1984, discussion of or voting upon single-line rates by members of a collective ratemaking organization became illegal.

    In August 1994, the Federal government passed the Federal Aviation Administration Authorization Act. As a result of this legislation, on January 1, 1995, states were no longer able to regulate intrastate motor carrier transportation, except for matters relating to safety and insurance.

    Recent regulations relating to environmental pollution control and reduction have contributed to increasing tractor costs. The Company believes it is in full compliance with present regulations. Proposed standards in forthcoming years are expected to substantially increase the cost and maintenance expense of new tractors.

    Additional regulations have been issued relating to underground storage tanks. These regulations required annual tank tightness tests beginning in 1989 for any tanks over 20 years old and would require improved spill detection and containment by 1998. The Company does not have any remaining underground tanks that have to be upgraded or replaced by 1998.

Safety Program and Insurance
- ----------------------------

    The  Company  emphasizes  its  safety  program.   The  safety  director
supervises all safety activity including driver training, terminal inspections to assure compliance with, U.S. Department of Transportation, Occupational Safety & Health Administration, Environmental Protection Agency and Company safety regulations, and road checks to observe driver performance. Safety meetings are held on a periodic basis for all drivers and a carefully prepared program of instruction is presented. During fiscal 1995, the Company opened a driver training center in Chattanooga.

    The Company carries cargo insurance, certain workers' compensation, bodily injury and property damage insurance with policy limits of $20,000,000 per occurrence under a retrospective rating plan and certain workers' compensation under a large deductible plan. The Company is liable for the first $250,000 per occurrence under these coverages, and to date, the Company has never had a claim for amounts in excess of the policy limits. The Company self-insures as to collision losses to its revenue equipment and is self-insured under its medical plan up to a maximum annual amount of approximately $1,000,000.


Employment and Employee Relations
- ---------------------------------

    The Company has approximately 880 employees at peak periods of employment during the year. Of this number, approximately 61% are members of various local unions of the International Brotherhood of Teamsters, Chauffuers, Warehousemen and Helpers of America, and the International Association of Machinists. Negotiation of agreements is conducted by the Company individually and in some instances as part of industry-wide bargaining. The Company continues to make every effort to keep its wage scales and other contract provisions competitive with those of other carriers in the respective locations.

Directors and Executive Officers of the Company
- -----------------------------------------------

       The executive officers and directors of the Company are:


        Name                 Current Office          Officer Since     Age
- -----------------        -------------------         -------------     ---

Jack F. Schwerman       Chairman of the Board,           1981           43
                        President, Treasurer
                        and Chief Executive
                        and Operating Officer

David S. Harris         Vice President - Sales           1977           60

Geoffrey M. Redman      Vice President - Purchasing      1983           51

Carl L. Schwerman       None                              n/a          61



   No family relationship exists among the above named persons, except that Carl L. Schwerman is the uncle of Jack F. Schwerman. Each of the officers serves at the pleasure of the Board of Directors.

   All of the officers and directors are full time employees of the Company except Carl L. Schwerman. Mr. Carl L. Schwerman previously held the positions of Chairman of the Board and Chief Executive Officer, among others, with the Company.

ITEM 2  PROPERTIES
- ------  ----------

    The executive offices of the Company are in Milwaukee, Wisconsin where the executive officers and many general administrative functions of the Company are located. The following properties are used in the Company's operations:

                             Leased Properties
                             -----------------

Executive Offices:
  611 South 28th Street (1)
  Milwaukee, Wisconsin

Terminals:

Atlanta, Georgia         Kosmosdale, Kentucky         Norfolk, Virginia
Baltimore, Maryland      Leeds, Alabama               Oglesby, Illinois
Bonner Springs,Kansas*   Lexington, Kentucky          Richmond, Virginia
Clinchfield, Georgia     Milwaukee, Wisconsin         Roanoke, Virginia
El Paso, Texas           Mitchell, Indiana            Somerset, Pennsylvania
Frederick, Maryland      Nashville, Tennessee         Wampum, Pennsylvania
Greencastle, Indiana     Neville Island, Pennsylvania


                            Owned Properties
                            ---------------

Bulk Distribution Center:

Madison, Wisconsin*

Terminals:

Augusta, Georgia              Evendale, Ohio*              Maryneal, Texas
Bainbridge, Georgia           Fairborn, Ohio               Odessa, Texas
Brady, Texas                  Lehigh Valley,Pennsylvania   Paulding, Ohio
Brunswick, Georgia*           Lima, Ohio                   Savannah, Georgia
Charleston, South Carolina*   Logansport, Indiana          York, Pennsylvania
Chattanooga, Tennessee


(1) The Company paid rent of $8,000 per month to Evergreen Holding Corp., a related party, in fiscal 1996 under a net lease expiring on March 31, 1999. In the opinion of management, the terms and conditions of this lease are at least as favorable as could be obtained from other lessors.

 * - Inactive

ITEM 3  LEGAL PROCEEDINGS
- ------  -----------------

    The Company is currently involved, as a defendant, in legal actions in the normal course of its business. In addition, the Company has been named as a PRP (Potentially Responsible Party) at several sites requiring environmental clean-up, none of which has involved any courtroom litigation. In the opinion of management, the disposition of these actions will not have a material effect on its operations.

   The Company also has on file various claims involving motor carrier accidents and contamination of commodities transported. In the opinion of management, the disposition of such claims will not have a material effect on its operations.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------  ---------------------------------------------------

    No event or circumstance reportable under this Item 4 occurred during the fourth quarter of the fiscal year covered by this report.

                                  PART II

ITEM 5  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
- ------  -----------------------------------------------------------------
       MATTERS
       -------

(a) Price Range of Common Stock
    ---------------------------

    Approximately 99% of the Company's common stock is owned by Evergreen Holding Corp. which is owned by immediate members of the Schwerman family and various Trusts, all as more fully depicted in Item 12 of this Report. Since the stock is not actively traded on any exchange or in the over-the-counter market, there is no price range.

(b) Number of Equity Security Holders
    ---------------------------------

                                    Number of Record Holders
          Title of Class             (as of March 30, 1996)
          --------------            ------------------------
           $1.00 par value                     2
            Common Stock

(c) Dividends
    ---------

    The Company has from time to time paid cash dividends on its common stock. The last dividend of $0.25 per share was declared in 1978 and paid in January of 1979. Payment of dividends will be at the discretion of the Company's Board of Directors, subject to approval by the Company's principal lender, as required by certain debt agreements and will depend, among other factors, on earnings, status of preferred stock dividend arrearage, capital requirements and the operating and financial condition of the Company.



ITEM 6  SELECTED FINANCIAL DATA (not covered by report of independent accountants)
- ------  -----------------------


                                         Fiscal Year Ended
                          -------------------------------------------------
                                              March
                          -------------------------------------------------
                          (In thousands of dollars except per share amounts)

                             1996     1995     1994       1993     1992
                           -------  -------  -------    -------  -------
Revenues                   $58,282  $60,730  $56,216    $54,441  $49,831


Operating expenses          55,767   57,026   54,508     52,025   48,121

Interest expense, net        1,236    1,016      820        830    1,202

Income tax expense             505    1,068      359        620      209

Extraordinary loss, net         --      367       --         --       --

Net income                     774    1,253      529        966      299

Dividend requirements on
  preferred shares (1)         105      101      106        106      106
                           -------  -------  -------    -------  -------

Net income applicable to
  common shares            $   669   $1,152      $423      $860    $ 193
                           -------  -------   -------   -------  -------


Total assets               $30,610   $27,558   $24,953   $21,979  $23,422

                           -------   -------   -------   -------  -------

Long-term obligations      $11,809   $10,575   $ 7,425   $ 4,730  $ 7,276
                           -------   -------   -------   -------  -------

Stockholders' equity       $ 8,008   $ 7,339   $ 6,544   $ 6,121  $ 5,235
                           -------   -------   -------   -------  -------

Net income per common
  share                    $  1.58   $  2.73   $  1.00    $ 2.04  $   .46
                           -------     -------   ------   ------  -------

Cash dividends per share:
  Preferred stock          $   .70    $2.975   $   .70   $  .525  $    --


  Common stock             $    --  $     --   $    --   $   --  $    --



(1) Includes 7% cumulative dividend. Fiscal 1995 is net of discount on preferred stock redemption.



ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- ------  -----------------------------------------------------------------------
        OF OPERATIONS
        -------------


     This discussion supplements the detailed information presented in the Consolidated Financial Statements and footnotes.

      In March 1996, the Company opened two terminals in Pennsylvania, one in Somerset and one in Wampum. These two terminals will contribute to the Company's cement operations. In fiscal 1994, the Company opened a terminal in Baltimore and two terminals in North Carolina, one in Winston-Salem and one in Selma. These three terminals have contributed to the Company's cement operations. Also, in fiscal 1994, the Company closed its Chicago terminal as part of the Company's commitment to streamline operations and reduce costs. Some of the business that this terminal hauled is now being handled by other terminals in the area.

Results of Operations
- ---------------------

      Total revenue was $58,282,000 in fiscal 1996 compared to $60,730,000 and $56,216,000 in fiscal 1995 and 1994, respectively. The $2,448,000 or 4.0% decrease in fiscal 1996 revenue as compared to fiscal 1995 is due to a 6.5% decrease in shipments and a 5.4% decrease in miles, offset in part by a slight increase in the average payload compared to fiscal 1995. The Company experienced a decrease in revenues from hauling cement in fiscal

1996 compared to fiscal 1995 as a result of a major customer selling one of its plants and a softening in the construction industry. Revenues from hauling chemicals and other products decreased by approximately $920,000 in fiscal 1996 as compared to fiscal 1995. The $4,514,000 or 8.0% increase in fiscal 1995 revenue as compared to fiscal 1994 is due to a 5.1% increase in shipments compared to fiscal 1994 and from rate increases instituted by the Company. The Company experienced an increase in revenues from hauling cement in fiscal 1995 compared to fiscal 1994 as a result of continuing strength in the construction industry and a milder winter which lengthened the season for hauling cement. Although cement accounted for a larger percentage of the operating revenues for fiscal 1995 the Company experienced an increase in non-cement revenues of $980,000 as compared to fiscal 1994.

     The Company has added to its sales force to increase its sales efforts in the non-cement segment of its business. As a result of this change, and the opening of the two new terminals in Pennsylvania, management looks forward to the Company's revenues returning to a pattern of growth.

      Total operating expenses were $55,767,000 in fiscal 1996 as compared to $57,026,000 and $54,508,000 in fiscal 1995 and 1994, respectively. The
$1,259,000 or 2.2% decrease in fiscal 1996 as compared to fiscal 1995 is due to decreased volume, offset by higher benefit costs and higher depreciation. The $2,518,000 or 4.6% increase in fiscal 1995 as compared to fiscal 1994 is due primarily to increased volume.

      Salaries, wages and fringe benefits decreased $810,000 or 2.9% in fiscal 1996 compared to fiscal 1995 as a result of the decrease in volume, offset by higher benefit costs and wage rate increases. The $3,449,000 or 14.0% increase in fiscal 1995 compared to fiscal 1994 is the result of the increase in volume, higher benefit costs and from more of the Company's loads being hauled by Company drivers.

      Insurance and workers' compensation costs decreased $374,000 or 10.7% in fiscal 1996 as compared to fiscal 1995 and decreased $290,000 or 7.6% in fiscal 1995 compared to fiscal 1994. As a result of its commitment to its safety programs the Company has experienced a decline in accident and workers' compensation claims over the past several years. These expenses have also decreased as a result of the Company, in fiscal 1995, increasing the level of its self insurance for most of its cargo insurance, workers' compensation, bodily injury, property damage insurance and collision to its revenue equipment up to $250,000 per occurrence from $175,000 per occurrence.

      Depreciation and amortization increased $633,000 or 20.4%  in  fiscal
1996 compared to fiscal 1995, and increased $799,000 or 34.6% in fiscal 1995 compared to fiscal 1994, primarily due to higher depreciation recorded on the 56 tractors purchased in fiscal 1996, and 77 tractors purchased in fiscal 1995, as compared to the depreciation costs on the tractors that were retired. In addition, over the past several years the Company has acquired more tractors and trailers than it retired.

     Purchased transportation decreased $599,000 or 10.2% in fiscal 1996 as compared to fiscal 1995. This decrease relates to a $554,000 or 6.5% decrease in revenue hauled by owner operators. The decrease of $1,197,000 or 17.0% in fiscal 1995 as compared to fiscal 1994 relates to a $2,031,000 or 18.8% decrease in revenue hauled by owner operators. The decrease in this expense for fiscal 1995 is offset in large part by the increase in salaries, wages and fringe benefits and depreciation and amortization, in that the Company has to pay for the additional Company drivers and depreciate the additional Company tractors. The reduction in the revenue hauled by owner operators is due in part to the Company increasing the size of its own fleet and in part to the Company occasionally having difficulty leasing owner operators in some areas of the country.

     Rent expense decreased $282,000 or 19.7% in fiscal 1996 as compared to fiscal 1995 and decreased $407,000 or 22.2% in fiscal 1995 as compared to fiscal 1994. The decrease in fiscal 1996 as compared to fiscal 1995 is primarily due to the Company leasing fewer tractors and trailers through operating leases. Most of the equipment that the Company is leasing through operating leases is leased from an affiliated company. The Company enjoys the advantage of having a more flexible fleet size through these operating leases. The decrease in fiscal 1995 as compared to fiscal 1994 is due in part to the expiration of some operating leases to lease tractors and trailers. Some of this equipment was purchased and some was returned to the lessor.

      Other operating expenses increased $308,000 or 5.2% in fiscal 1996 as compared to fiscal 1995 and increased $131,000 or 2.3% in fiscal 1995 as compared to fiscal 1994. The increase in fiscal 1996 as compared to fiscal 1995 is due to increased internal tank cleaning costs, increased communication costs associated with a new computerized dispatching system and higher costs for compliance with environmental regulations. The increase in fiscal 1995 as compared to fiscal 1994 is substantially related to the increase in volume.

      In fiscal 1995, the Company sold two properties that were former terminal sites for $208,000 realizing a gain of approximately $187,000. Also, the Company sold eight storage bins realizing a gain of approximately $195,000.

Other
- -----

      Interest expense was $1,236,000 in fiscal 1996 as compared to $1,015,000 and $820,000 in fiscal 1995 and 1994, respectively. The $220,000 increase in fiscal 1996 compared to fiscal 1995 is primarily due to higher debt outstanding. The $196,000 or 23.8% increase in fiscal 1995 compared to fiscal 1994 is due to higher interest rates and higher borrowings to finance equipment purchases.

      The effective tax rates for fiscal 1996, 1995 and 1994 were 39.5%, 39.7% and 40.4%, respectively. The effective rates are increased above the Federal rate of 34% primarily as a result of state income taxes and nondeductible expenses.

      In fiscal 1995, the Company reported an extraordinary loss of $367,034, net of a $245,000 tax benefit, to write-off the unamortized portion of its operating rights. Effective January 1, 1995, the Company's operating rights became worthless as a result of the Federal government passing the Federal Aviation Administration Authorization Act which effectively deregulated intrastate motor carrier transportation.

Financial Condition
- -------------------
     The Company is primarily engaged in motor transportation authorized by the U.S. Department of Transportation and various state regulatory agencies, and as such, the terms for payment of freight charges are prescribed by the regulatory agencies. The Company has an average accounts receivable turnover of approximately 15 times per year. In addition, terminal facilities and revenue equipment account for approximately 65% of the total assets of the Company.

      At March 30, 1996 and March 25, 1995, the Company's total current liabilities exceeded total current assets. This is primarily due to a portion of the Company's financing for revenue equipment being reported as a current liability, while revenue equipment itself is reported as a noncurrent asset. The Company generates sufficient cash flows from operations to meet all of its current obligations, with depreciation on revenue equipment being a major portion of the cash flows generated.

     Total notes payable and long term debt was $14,141,000 and $11,711,000 at March 30, 1996 and March 25, 1995, respectively. The $2,430,000 increase in debt is due to the Company borrowing $5,647,000 to purchase new revenue equipment less $3,002,000 paid as scheduled debt payments. The Company's borrowings on revolving credit loans and notes payable decreased by $215,000 at March 30, 1996 versus March 25, 1995. The revolving credit loans support the Company's working capital needs during the year. Management believes it has adequate financing available under this line of credit to meet working capital requirements.

      In April 1996, the Company took delivery on 63 new diesel tractors at a cost of approximately $4.2 million. The Company financed this purchase over five years through capital leases and the terms include interest rates ranging from 6.6% to 7.3% and nine monthly installments per year of approximately $93,000.

Environmental Matters
- ---------------------

     Environmental regulations impact the cost of operations in a number of areas. Anti-pollution devices on new tractors have increased the cost of the equipment. Partially offsetting these higher costs will be the savings from greater fuel economy. The new tractors the Company acquired should achieve approximately 7.0 miles per gallon of fuel versus the Company average of 6.1 miles per gallon in fiscal 1996.

      Other recent federal, state and local regulations involving testing and updating underground storage tanks, disposal of waste oil, used oil filters and tank cleaning effluents increase the complexity and cost of Company's operations. Since the entire industry is impacted by these requirements, the Company is not at a competitive disadvantage; however, profit margins are squeezed.

Cash Flows
- ----------

      Net cash provided by operating activities for the years ended March 30, 1996, March 25, 1995 and March 26, 1994 was $5,263,000, $5,198,000 and
$3,618,000, respectively. The $65,000 increase in cash provided by operating activities in fiscal 1996 as compared to fiscal 1995 is primarily the result of the $758,000 increase in cash as a result of reduction in accounts and notes receivable offset in part by the $479,000 decrease in net income between the two years. The $1,580,000 increase in cash provided by operating activities in fiscal 1995 as compared to fiscal 1994 is primarily the result of the $725,000 increase in net income between the two years and $1,402,000 increase in adjustments for noncash items in net income such as depreciation and amortization, provision for deferred income taxes, the gain on the sale of property, plant and equipment and the extraordinary loss. These increases in cash are offset by a $543,000 decrease in cash resulting from changes in working capital, primarily the changes in the receivable from parent and affiliates and accrued liabilities.

      Net cash used in investing activities was $3,959,000, $569,000 and $1,419,000 in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The $3,390,000 increase in cash used by investing activities in fiscal 1996 as compared to fiscal 1995 is due in part to the timing of cash flows for trailer purchases. In prior years, trailers were generally purchased and financed simultaneously. This was reported as noncash additions. In fiscal 1996, through an agreement with the financing company, the Company purchased the trailers and then obtained financing subsequent to their delivery. The $850,000 decrease in cash used in investing activities in fiscal 1995 as compared to fiscal 1994 is due to a $334,000 increase in proceeds from the sale of excess property and equipment and a $516,000 decrease in other capital spending

      Net cash used in financing activities was $1,278,000, $4,633,000 and $2,376,000 for the years ended March 30, 1996, March 25, 1995 and March 26, 1994, respectively. The $3,355,000 decrease in cash used by financing activities in fiscal 1996 compared to fiscal 1995 is due to the $2,044,000 in borrowings to finance trailer purchases plus the $1,961,000 decrease in scheduled debt payments, less a $339,000 decrease in preferred stock dividend payments. The $2,257,000 increase in cash used in financing activities in fiscal 1995 as compared to fiscal 1994 is due to a $1,599,000 reduction in borrowings on the revolving credit loans versus a $1,182,000 increase in fiscal 1994 and a $339,000 increase in preferred stock dividends, to pay the dividends in arrears. These increases are offset in part by $788,000 in loan proceeds to finance a balloon payment on a capital lease and a $156,000 decrease in other scheduled debt payments. In fiscal 1996, the Company paid $105,000 in preferred stock dividends, representing the required dividends for four quarters.

Management's Responsibility for Financial Statements
- ----------------------------------------------------

      The management of the Company is responsible for the integrity of the financial statements of the Company. These statements, prepared by the Company in accordance with generally accepted accounting principles applied on a consistent basis, make full disclosure of the Company's financial affairs.

      The Board of Directors is responsible for assuring that management fulfills its responsibilities in the preparation of financial statements. Representatives of the Board of Directors review the scope of the audits and meet with the independent public accountants and management of the Company to review their activities and insure that each is properly discharging its responsibilities.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------     -------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
- ----------------------------------------

     To Schwerman Trucking Co.:


          We have audited the accompanying consolidated balance sheets of Schwerman Trucking Co. (a Wisconsin corporation and subsidiary of Evergreen Holding Corp.) and subsidiaries as of March 30, 1996 and March 25, 1995 and the related consolidated statements of income, retained earnings and cash flows for the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schwerman Trucking Co. and subsidiaries as of March 30, 1996 and March 25, 1995 and the results of their operations and their cash flows for the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994 in conformity with generally accepted accounting principles.

           Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to Item 14(a)2 for the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994 is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                  ARTHUR ANDERSEN LLP


     Milwaukee, Wisconsin,
     June 14, 1996.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
  For the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994

                                         1996        1995        1994
                                         ----        ----        ----

Revenues:
  Operating revenues                  $55,182,826  $57,629,248  $53,168,815

  Equipment and other rentals
                                          831,350      783,350      670,760
  Other
                                        2,267,475    2,317,436    2,376,127
                                      -----------  -----------  -----------

                                       58,281,651   60,730,034   56,215,702
Operating expenses:                   -----------  -----------  -----------

  Salaries, wages and fringe benefits  27,280,631   28,091,097   24,642,385

  Fuel and fuel taxes                   5,441,687    5,561,156    5,309,603

  Parts, repairs and tires              3,669,762    3,974,888    3,833,435

  Insurance and workers'
     compensation                       3,136,649    3,510,987    3,801,229

  Depreciation and amortization         3,739,124    3,105,728    2,307,005

  Purchased transportation              5,251,924    5,850,503    7,047,534

  Rent expense                          1,145,618    1,427,384    1,834,832

  Other operating expenses              6,189,348    5,881,436    5,750,712

 (Gain) on disposal of property,
   plant and equipment, net               (87,957)    (377,312)     (19,156)
                                       ----------   ----------   ----------


                                       55,766,786   57,025,867   54,507,579
                                       ----------   ----------   ----------

        Operating income                2,514,865    3,704,167    1,708,123

Interest expense, net                   1,236,273    1,015,841      820,461
                                       ----------   ----------   ----------
Income before income taxes
    and extraordinary item              1,278,592    2,688,326      887,662

Federal and state income taxes            505,000    1,068,000      359,000
                                       ----------   ----------   ----------

Income before extraordinary item          773,592    1,620,326      528,662

Extraordinary item - write off of
    operating rights, net of an
    income tax benefit of $245,000             --      367,034           --

                                       ----------   ----------   ----------


Net incom                                 773,592    1,253,292      528,662

Less dividend requirements on preferred
    stock, net of discount on preferred
    stock redemption                      104,823      101,200      105,950
                                       ----------   ----------   ----------

Net income applicable to
common stock                          $   668,769  $ 1,152,092  $   422,712
                                      ===========  ===========  ===========

Net income per common share           $      1.58  $      2.73  $      1.00


                The accompanying notes are an integral part
                 of the consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
   For the fiscal years ended March 30, 1996, March 25, 1995 and March 26,1994


                                     1996         1995         1994
                                     ----         ----         ----

Balance, beginning of year        $5,186,920   $4,379,125   $3,956,413


Net income                           773,592    1,253,292      528,662

Cash dividends on preferred stock
  ($0.70 per share in 1996,
   $2.975 per share in 1995 and,
   $0.70 per share in 1994)         (104,823)    (445,497)    (105,950)
                                  ----------   ----------   ----------

Balance, end of year              $5,855,689   $5,186,920   $4,379,125
                                  ==========   ==========   ==========


                The accompanying notes are an integral part
                 of the consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  As of March 30, 1996 and March 25, 1995

               ASSETS                                1996             1995
                                                     ----             ----
Current assets:
  Cash and cash equivalents                    $   113,476        $   87,702


  Accounts receivable, trade (less allowance
     for losses of $40,000 in 1996 and 1995)     4,033,387         4,133,229



  Other accounts and notes receivable              801,451         1,262,769

  Operating supplies and parts                   1,072,286         1,042,136

  Tires in service                                 741,079           745,540

  Prepaid expenses                                 620,267           615,367

  Other current assets                             258,661           218,319
                                                ----------        ----------
    Total current assets                         7,640,607         8,105,062
                                                ----------        ----------

Property, plant and equipment, at cost:

  Land                                             692,118           663,878

  Buildings                                      4,502,083         4,032,901

  Revenue equipment                             42,763,675        37,182,920

  Other equipment                                4,353,553         4,118,825

  Leasehold improvements                         3,187,060         2,900,692
                                                ----------        ----------


                                                55,498,489        48,899,216
Less accumulated depreciation and
     amortization
                                               (34,528,615)      (31,839,996)
                                                ----------        ----------

        Property, plant and equipment, net      20,969,874        17,059,220

                                                ----------        ----------

Net receivable from parent and affiliates          589,972         1,248,363

Other noncurrent assets                          1,409,482         1,145,008
                                                ----------        ----------

Total assets                                   $30,609,935       $27,557,653


                The accompanying notes are an integral part
                 of the consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  As of March 30, 1996 and March 25, 1995


   LIABILITIES AND STOCKHOLDERS' EQUITY            1996              1995
                                               -----------       -----------

  Current liabilities:
    Current portion of long term debt          $ 3,042,540       $ 2,226,147


    Accounts payable                             2,043,522         2,291,342

    Accrued liabilities:
      Salaries and wages                           687,223           790,277
      Vacations and benefit plans                1,413,884         1,316,748
      Taxes other than income                      415,045           498,470
      Insurance                                    719,876           489,661
      Interest                                      65,234            58,541
      Other                                        299,256           346,062

    Income taxes payable                            31,755            84,128

    Deferred income taxes - current                328,230           367,659
                                               -----------       -----------

      Total current liabilities                  9,046,565         8,469,035
                                               -----------       -----------

Long term debt                                  11,098,695         9,485,233

Other noncurrent liabilities                       710,610         1,089,518

Deferred income taxes                            1,746,025         1,174,596

Stockholders' equity:
  Preferred stock, 7% cumulative, $10 par
      value; authorized 350,000 shares,
      149,747 shares issued and outstanding,
      aggregate redemption value and
      liquidation preference of $1,572,344
      plus accumulated dividends                1,497,470          1,497,470

  Common stock, $1 par value; authorized
      1,000,000 shares, 422,089 shares
      issued and outstanding                      422,089            422,089

  Additional paid-in capital                      232,792            232,792

  Retained earnings                             5,855,689          5,186,920
                                              -----------        -----------

Total stockholders' equity                      8,008,040          7,339,271
                                              -----------        -----------

Total liabilities and stockholders' equity    $30,609,935        $27,557,653

                                              ===========        ===========


                The accompanying notes are an integral part
                 of the consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994




                                              1996         1995        1994
                                           -----------  ---------- -----------
Cash flows from operating activities:
   Net income                              $   773,592 $ 1,253,293 $   528,662

   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization            3,739,124   3,717,762   2,307,005
    Provision for deferred income taxes        532,000     425,000      76,000
    Provision for doubtful accounts            (12,089)      3,425       6,761
    (Gain) on disposal of property,
      plant and equipment                      (87,957)   (377,312)    (19,156)

   Changes in assets and liabilities:
    Accounts and notes receivable              573,249    (185,252) (1,284,893)
    Operating supplies and parts               (30,150)   (113,582)    (74,639)
    Tires in service, prepaid expenses
      and other current assets                 (40,781)     18,490     105,218
    Receivable from parent and affiliates      658,391     425,921     970,139
    Other noncurrent assets                   (264,474)      9,162      94,257
    Accounts payable                          (247,820)    276,312     158,710
    Accrued liabilities                        100,759     175,973     558,665
    Income taxes payable                       (52,373)   (287,208)   (468,728)
    Other noncurrent liabilities              (378,908)   (144,261)    659,601
                                           -----------  ---------- -----------
       Net cash provided by
       operating activities                  5,262,563   5,197,723   3,617,602
                                           -----------  ---------- -----------
Cash flows from investing activities:
   Proceeds from sale of property,
     plant and equipment                       243,510     475,099     140,949
   Payments for property, plant
     and equipment                          (4,202,512) (1,043,802) (1,560,352)
                                           ----------- ----------- -----------
          Net cash used in investing
          activities                        (3,959,002)   (568,703) (1,419,403)
                                           ----------- ----------- -----------
Cash flows from financing activities:
   Proceeds from long term debt              2,044,415     788,000   1,250,209
   Payments of long term debt               (3,217,379) (4,963,494) (3,520,730)
    Redemption of preferred stock                   --     (12,477)         --
   Preferred stock dividends                  (104,823)   (445,498)   (105,950)
                                           -----------  ----------- ----------
       Net cash used in financing
       activities                           (1,277,787) (4,633,469) (2,376,471)
                                           ----------- ----------- -----------
Increase (decrease) in cash and
     cash equivalents                           25,774      (4,449)   (178,272)
Cash and cash equivalents:
   Beginning of year                            87,702      92,151     270,423
                                           ----------- ----------- -----------
   End of year                             $   113,476 $    87,702 $    92,151
                                           =========== =========== ===========

Cash paid during the year for:
   Interest                                $ 1,229,580 $ 1,016,980 $   830,064

   Income taxes                            $    25,373 $   685,208 $   751,728



                The accompanying notes are an integral part
                 of the consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 30, 1996

1.  DESCRIPTION OF THE BUSINESS
    ---------------------------

       Schwerman Trucking Co. (the "Company"), a Wisconsin corporation, is a 99.9% owned subsidiary of Evergreen Holding Corp. (the "Parent"). Unless the context states otherwise, the reference to the Company includes Schwerman Real Estate & Development Corp., a wholly owned subsidiary.

       The Company's operations primarily consist of the transportation of liquid and dry commodities, principally dry cement, in bulk in tank-type trailers. Commodities are principally transported from either a manufacturing or distribution center to either a further processor or the ultimate consumers, primarily in the eastern 2/3 of the continental United States. The Company's business activity and employment levels are subject to seasonal variation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

   FISCAL  YEAR  - The Company's fiscal year ends on the last  Saturday  in
   March.   The  1996,  1995  and 1994 fiscal years  presented  include  53 weeks, 52 weeks and 52 weeks, respectively.

   BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Schwerman Trucking Co. and its subsidiaries all of which are wholly owned.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   REVENUE RECOGNITION - The Company recognizes revenue, and direct costs, when the shipment is complete.

   PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION - The cost of property, plant and equipment, less estimated residual value, is depreciated on the straight-line method for accounting purposes based upon the following estimated useful lives:

                Revenue equipment    5-10 years
                Other equipment      2-10 years
                Buildings           25-30 years

   Leasehold improvements are amortized over the lesser of the lease term or their estimated useful lives. Maintenance and repairs of equipment and properties are charged to expense as incurred; significant improvements are capitalized. Upon disposal of property and equipment, the cost of the asset retired and the related accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is included in the results of operations.

   OPERATING SUPPLIES AND PARTS - Replacement parts, fuel and supply items are stated at the lower of average cost or market.

   TIRES IN SERVICE - Tires purchased with revenue equipment are capitalized as part of the revenue equipment and depreciated over the estimated useful life of the equipment. Replacement tires are held as operating supplies until placed in service at which point they are amortized on a straight-line basis over twenty-four months.

   OPERATING RIGHTS - In August 1994, the Federal government passed the Federal Aviation Administration Authorization Act. As a result of this legislation, on January 1, 1995, states are no longer able to regulate intrastate motor carrier transportation, except for matters relating to safety and insurance. Therefore, any existing authorities have limited value and consequently the Company wrote-off the unamortized balance of its intrastate operating rights in fiscal 1995. The write-off is presented on the income statement as an extraordinary item, net of the tax benefit of $245,000.

   INSURANCE - The Company has an insurance program, administered by its Parent, which provides for the retention of certain risks (primarily property damage, injury and workers' compensation) up to defined limits. The Parent allocates total expense under these plans based on a pro rata percentage of revenue or payroll of each subsidiary. This program requires that the Company, through its Parent, maintain a deposit in favor of the insurance carrier sufficient to cover estimated losses. The deposit totaled $900,000 at March 30, 1996 and March 25, 1995 and is included in receivable from Parent and affiliates.

   The Company, working with loss runs provided by its insurance carrier, estimates future costs of open claims in recording the insurance accrual.

   STATEMENTS OF CASH FLOWS - The Company defines cash equivalents as short-term investments with maturities generally of three months or less.

   The   Company  had  noncash  property,  plant  and  equipment  additions totaling $3,602,819 in 1996, $5,539,250 in 1995 and $3,837,270 in  1994,
   which were financed through equipment obligations and capital leases.


3. LONG TERM DEBT
   --------------

        Long term debt consist of the following:

                                                   March 30,       March 25,

                                                      1996           1995
                                                   -----------    -----------
   Revolving credit note with interest at 0.75%
   over prime, payable August 1997. (a)            $ 3,015,000    $ 3,230,000


   Equipment obligations with interest rates
    ranging from 7.54% to 11.55%, payable in
    varying installments through 2002.               8,486,893      4,940,904

   Capitalized lease obligations with interest
    rates ranging from 5.82% to 11.58% payable
    in varying installments through 1999.            2,639,342      3,540,476
                                                   -----------     ----------

                                                    14,141,235     11,711,380

   Less current portion                              3,042,540      2,226,147
                                                   -----------    -----------

                                                   $11,098,695    $ 9,485,233
                                                   ===========    ===========


       (a)The prime rate was 8.25% and 9.0% at March 30, 1996 and March 25, 1995, respectively.


      The approximate maturities of long term debt are as follows:

               1997                      $ 3,042,540
               1998                        5,817,986
               1999                        2,288,066
               2000                        1,922,012
               2001                          424,371
               Subsequent to 2001            646,260
                                         -----------
                                         $14,141,235
                                         ===========

       The Company has a revolving credit agreement with its principal bank. As of March 30, 1996 there is a revolving credit note up to $5,250,000 due August 31, 1997 with interest at 0.75% over prime, not to exceed 80% of eligible accounts receivable, plus $1,750,000. At March 30, 1996, $3,015,000 was outstanding on this revolving credit note. This agreement, as amended, requires the maintenance of certain financial ratios such as debt service coverage ratios, debt to worth ratios and other requirements, a limitation on annual preferred dividend payments of $446,000 for fiscal 1995 and $105,000 for each fiscal year thereafter, limitations on capital expenditures and restrictions on incurring additional indebtedness and liens other than under this agreement.

       Substantially all of the property, plant and equipment and accounts receivable of the Company are pledged as collateral under the credit and term loan agreements and other long term debt obligations.

       The Company is guaranteeing approximately $1,600,000 of debt of  its
   Parent  and  an  affiliate.   In  addition,  substantially  all  of  the
   Company's debt is guaranteed by its Parent.

       In April 1996, the Company took delivery of 63 new diesel tractors that it purchased for approximately $4,200,000. The Company financed this purchase with capital leases over 5 years with interest rates ranging from 6.6% to 7.3% and nine monthly installments per year of approximately $93,000 per month.

4.  INCOME TAXES
    ------------

       The provision for income taxes consists of:


                                 1996          1995        1994
                                --------    ----------    --------
   Current Federal and State:
       Federal                   $(12,000)  $  550,000    $254,000
       State                      (15,000)      93,000      29,000
                                 --------   ----------    --------
                                  (27,000)     643,000     283,000

         Deferred                 532,000      425,000      76,000
                                 --------   ----------    --------
                                 $505,000   $1,068,000    $359,000
                                 ========   ==========    ========


       Beginning in fiscal 1995, the Company and its subsidiaries are included in the consolidated Federal income tax return of its Parent. The Company calculates its tax provision on a stand alone basis and makes payments on its Federal income tax liability through its Parent. Due to voting rights held by preferred shareholders, in fiscal 1994, the Company and its subsidiaries filed a consolidated Federal income tax return on a stand-alone basis.

       The Company elected to adopt Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"),
   effective with the start of fiscal 1994. This adoption did not materially effect the Company's existing deferred income taxes. Deferred income taxes are determined based upon the difference between the book and the tax basis of the Company's assets and liabilities. Deferred taxes are provided at the tax rates expected to be in effect when these differences reverse.

       Temporary differences which give rise to the net deferred tax liability are as follows:




                                               1996        1995         1994
                                            ----------  ----------   ----------
Tires amortized for financial reporting
  purposes, expensed for tax purposes       $  296,432  $  298,216   $  293,701
Differences between the book and tax
  basis  of  property,  plant and equipment  2,680,711   2,087,046    1,472,908

Other, net                                     477,613     535,145      579,632
                                            ----------  ----------   ----------
       Gross liabilities                     3,454,756   2,920,407    2,346,241
                                            ----------  ----------   ----------

Accruals and reserves not currently
  deductible                                 (649,570)    (800,714)    (748,976)
Difference between book and tax
  treatment of interest charged on
  advances to affiliates                     (475,932)    (434,438)    (379,010)
Alternative minimum tax                      (255,000)    (143,000)    (101,000)
                                           ----------  -----------  -----------
       Gross assets                        (1,380,502)  (1,378,152)  (1,228,986)
                                          -----------  -----------  -----------
       Net deferred income tax liability  $ 2,074,254  $ 1,542,255  $ 1,117,255
                                          ===========  ===========  ===========

       The net deferred income tax liability is classified in the consolidated balance sheet as follows:

                                              1996        1995        1994
                                           ----------  ----------  ----------
Deferred income taxes - current            $  328,229  $  367,659  $  362,768
Deferred income taxes                       1,746,025   1,174,596     754,487
                                           ----------  ----------  ----------
                                           $2,074,254  $1,542,255  $1,117,255
                                           ==========  ==========  ==========

       The following summarizes differences between the Company's effective income tax rate and the Federal statutory tax rate:

                                              1996       1995       1994
                                              ----       ----       ----
Statutory Federal income tax rate             34.0%      34.0%      34.0%
State income taxes, net of
    Federal income tax benefit                 2.8        4.2        4.3
Nondeductible expenses                         2.7        1.5        2.1
                                              ----       ----       ----
         Effective tax rate                   39.5%      39.7%      40.4%
                                              ====       ====       ====

5.  LEASES
    ------

       The Company is obligated under both capital and operating leases. The assets recorded under capital lease agreements are as follows:

                                     March 30,        March 25,
                                        1996            1995
                                    -----------     -----------
Revenue equipment                   $ 4,189,459     $ 6,785,642
Less accumulated amortization
                                     (1,129,052)     (2,676,486)
                                    -----------     -----------
                                    $ 3,060,407     $ 4,109,156
                                    ===========     ===========

       The charge to income resulting from amortization of assets recorded under capital leases is included in depreciation and amortization in the consolidated statements of income.

       The future minimum lease payments on noncancellable leases at March 30, 1996 are as follows:


                                  Capital      Operating
       Fiscal                     Leases        Leases
       ------                   ----------     ----------
       1997                     $  854,259     $  263,236
       1998                        701,362        170,196
       1999                        701,363        114,996
       2000                        704,189          8,996
       2001                             --            999
                                ----------     ----------
                               $ 2,961,173     $  558,423
                                               ==========
       Less amounts
       representing interest      (321,831)
                               -----------
                               $ 2,639,342
                               ===========

       The Company leases land under cancellable agreements as sites for various terminals. The Company also leases some of its diesel tractors and trailers under cancellable agreements. Many of these agreements contain monthly or annual renewal options.

6.  PREFERRED STOCK
    ---------------

       The preferred stock is redeemable at the option of the Company at a price of $10.50 per share plus accumulated dividends. In the event of liquidation, preferred stockholders have a preferential right to receive $10.50 per share plus accumulated dividends. At March 30, 1996, the Company is current on the preferred stock dividends. On September 16, 1994, the Company paid a special dividend of $2.275 per share on the Company's preferred stock. This special dividend of $341,000 eliminated the thirteen quarters of arrearage on the preferred stock and terminated the voting rights of the preferred stockholders. On April 29, 1996 the Board of Directors voted to approve payment of the quarterly preferred stock dividend of $.175 per share.

       On February 1, 1994, the Company offered to purchase the preferred stock of any stockholder owning 99 shares or less for $7.75 per share. This offer to repurchase expired on March 25, 1994. In fiscal 1995, the Company repurchased 1,610 shares of preferred stock at a cost of $12,478.

       In fiscal 1996, the Company made sinking fund contributions of $150,000 to accumulate an amount equal to the redemption value of all outstanding preferred stock. At March 30, 1996 and March 25, 1995, the balance in the sinking fund is $1,355,786 and $1,114,414 respectively, and is included in other noncurrent assets. The sinking fund consists of a U.S. Treasury note, commercial paper and money market mutual funds, which bear interest rates ranging from 3.14% to 7.5% at March 30, 1996. All investments in the sinking fund are classified as held-to-maturity and, accordingly, are recorded at amortized cost.

7.  RETIREMENT PLANS
    ----------------

    Defined Contribution Plan -
    ---------------------------

       The Evergreen Holding Corp. Profit Sharing and Employees' Savings Plan is a defined contribution plan for eligible non-union employees. The Company's annual contribution under this plan is based on the consolidated profits of its Parent. The contribution is payable at not less than 4% of each participant's compensation provided the contribution does not exceed profit before taxes and profit sharing contribution. The profit sharing provision was $295,000 in 1996, $418,000 in 1995 and $190,000 in 1994.

    Union Pension Plans -
    ---------------------

       Substantially all full-time union employees of the Company are participants in various multiemployer pension plans (the "Plans"). The Company contributed and charged to expense $1,145,000 in 1996, $1,225,000 in 1995 and $1,166,000 in 1994 for the Plans. The Plans are not administered by the Company, and contributions are determined in accordance with provisions of negotiated labor contracts.

       The Multiemployer Pension Amendments Act of 1980 (the "Act") expanded the responsibilities of participating employers with respect to multi-employer plans. The Act increased the employer's responsibility for funding retirement benefits in excess of plan assets and has specific requirements for funding upon plan termination or Company withdrawal. The Company has the burden of funding its share of any unfunded vested benefits over future years of participation in the Plans.

       The Company does not intend to withdraw from or terminate such Plans. The Company's share of unfunded vested retirement benefits for the Plans based on the information presently available from the Plans' Administrators is approximately $3.5 million. This amount will fluctuate in the future based on changes in future contribution levels, retirement benefits and actuarial assumptions, and changes in the contributing employer group.

    Other Postretirement Benefits -
    -------------------------------

       The Company provides certain postretirement health care and life insurance benefits for non-union employees. Health care benefits are provided through a program of self-insurance, and retirees contribute monthly premiums to the program sufficient to cover the cost of the benefits, and accordingly there is no obligation for health care benefits which needs to be recorded by the Company pursuant to Financial Accounting Standards Board Statement No. 106, "Accounting for Postretirement Benefits Other than Pensions"("SFAS No. 106").

       The Company also provides certain death benefits to its non-union employees. Employees who retire at age 55, or older, with at least 10 years of service retain these benefits during their retirement. Such death benefits are funded by the Company through the purchase of split dollar life insurance contracts designed to reimburse the Company for its costs at the time the benefits are paid. The difference between cash basis and accrual expense is not material.

8.  NET INCOME PER COMMON SHARE
    ---------------------------

       Net income per common share is computed after the 7% preferred dividend requirements and is based upon the weighted average number of common shares outstanding during the year.

9.  FAIR VALUES OF FINANCIAL INSTRUMENTS
    ------------------------------------

       The carrying value of cash and cash equivalents, accounts and notes receivable, the sinking fund (other noncurrent assets) and accounts payable approximate their fair market values. The fair market value of the Company's long term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At March 30, 1996, the carrying amount and fair market value of long term debt, including the current portion of long term debt, was $14,141,000 and $14,048,000, respectively. At March 25, 1995, the carrying amount and fair market value of long term debt was $11,711,000 and $11,078,000, respectively. Since there are no stated terms of repayment, it is impractical to estimate the fair market value of the Company's receivable from parent and affiliates.

10.  RELATED PARTY TRANSACTIONS
     --------------------------

       The  Company  leases its executive offices from its Parent.   Annual
   rentals under this lease, which has terms extending to March 31, 1999, were $96,000 in 1996, 1995 and 1994.

       The Company is leasing approximately 120 diesel tractors and 70 trailers from North American Bulk, a subsidiary of Evergreen Holding Corp., at terms to cover the operating costs of the equipment. The Company's expense related to these leases totaled $818,949, $861,745 and $1,108,885 in 1996, 1995 and 1994, respectively.

       The Company utilizes various executive and administrative services, principally data processing and accounting-related services, provided by its Parent. The charges for these services approximate the actual cost incurred by the Parent and totaled $3,623,000 in 1996, $3,841,000 in 1995 and $2,961,000 in 1994.

       At  March  30,  1996,  the  Company has an unsecured  receivable  of
   $589,972 due from its Parent and affiliates. This receivable has no terms for repayment, therefore this receivable has been classified as noncurrent. Management of the Parent has indicated that it is their intention to repay this amount.

11.  MAJOR CUSTOMERS
     ---------------

       The Company's largest customer accounted for motor carrier operating revenues of approximately $7,442,000 in 1996, $6,962,000 in 1995 and $5,823,000 in 1994. Another major customer accounted for motor carrier operating revenues of approximately $5,656,000 in 1996, $8,033,000 in 1995 and $8,620,000 in 1994. Several of the Company's terminals are located on property leased from this customer for nominal amounts.

ITEM 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ------  ----------------------------------------------------
   None
                                 PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- -------  -----------------------------------------------

   Information called for by this Item 10 is incorporated by reference from the section entitled "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders. See also "Directors and Executive Officers of the Company" on page 4 of this report.



ITEM 11  EXECUTIVE COMPENSATION
- -------  -----------------------

   Information called for by this Item 11 is incorporated by reference from the section entitled "Remuneration of Officers and Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------  --------------------------------------------------------------

    The following table sets forth, as of March 30, 1996, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock.

                     COMMON SHARES OWNED BENEFICIALLY

           Name of                                      Percent
       Beneficial Owner        Directly   Indirectly   of Shares
       ----------------        --------   ----------   ---------
 Evergreen Holding Corp. (1)   421,789       -            99.9


        (1) This company was formed on January 1, 1987 and is owned by various members of the Schwerman family, including Jack F. Schwerman and Carl L. Schwerman.



ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

    The Company's executive office in Milwaukee is owned by its Parent, Evergreen Holding Corp. The Company paid rent of $8,000 per month under a 5 year net lease beginning March 27, 1994.

    The Company utilizes various services, principally data processing and accounting related, provided by its Parent, Evergreen Holding Corp. The charge for these services was $3,623,000 in 1996, which approximated the actual cost incurred by Evergreen Holding Corp.

                                  PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------  ---------------------------------------------------------------

(a) 1. Financial Statements
       --------------------

   Included in Part II of this report:

          Report of Independent Public Accountants

           Consolidated Statements of Income for the fiscal years ended March 30, 1996,March 25, 1995 and March 26, 1994.

           Consolidated Statements of Retained Earnings for the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994.

       Consolidated Balance Sheets as of March 30, 1996 and March 25, 1995.

           Consolidated Statements of Cash Flows for the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994.

       Notes to Consolidated Financial Statements

    2. Financial Statement Schedule
       ----------------------------

   Included in Part IV of this report:

       For the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994:

              Schedule II--Valuation and Qualifying Accounts


       Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

       Separate financial statements and supplemental schedules of the Company are omitted since the Company is primarily an operating company and its subsidiaries, included in the consolidated financial statements being filed, do not have a minority equity interest or indebtedness to any person other than the Company in an amount which exceeds five percent of the total assets as shown by the consolidated financial statements as filed herein.

    3.     Exhibits
           --------

      (11) Schedule showing computations of average number of Common Shares outstanding, as used in the calculations of per share earnings for fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994.

           (22)        Subsidiaries of the Company
           (27)        Exhibit 27.  Financial Data Schedule
           (28) Proxy statement for the 1996 Annual Meeting of Stockholders incorporated by reference into Part III.

(b) Reports on Form 8-K
    -------------------
      None

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  For the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994


Description                         1996       1995       1994

- -----------                       --------   --------   --------

Allowance for losses on
  accounts receivable

  Balance, beginning of year      $ 40,000   $ 40,000    $ 62,000


  Charged (credited) to expense    (12,089)     3,425       6,761

  Recoveries                        39,072        884         284

  Amounts written off              (26,983)    (4,309)    (29,045)

                                  --------   --------    --------
   Balance, end of year           $ 40,000   $ 40,000    $ 40,000
                                  ========   ========    ========

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SCHWERMAN TRUCKING CO.


 June 17, 1996
 -------------                          BY:Jack F. Schwerman
                                           -----------------
      Date                              Jack F. Schwerman
                                        Chairman of the Board,
                                           Treasurer, President and
                                           Chief Executive and Operating
                                           Officer and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated







                            Director                June 17, 1996
David S. Harris                                     -------------
- ---------------                                          Date
David S. Harris




                            Director                June 17, 1996
Geoffrey M. Redman                                  -------------
- ------------------
Geoffrey M. Redman                                       Date

                               EXHIBIT (11)



                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                COMPUTATION OF NET INCOME PER COMMON SHARE

  For the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994


                                          1996         1995        1994
                                        ---------   ----------   ---------

Net income                              $ 773,592   $ 1,253,292  $ 528,662

Deduct dividend requirements on
  preferred stock, net of discount
  on preferred stock redemption           104,823       101,200    105,950
                                        ---------   -----------  ---------
Net income applicable to common shares  $ 668,769   $ 1,152,092  $ 422,712
                                        =========   ===========  =========


Weighted average number of common
  shares outstanding                      422,089       422,089    422,089
                                        =========   ===========  =========


    Net income per common share         $    1.58   $      2.73  $    1.00
                                         =========   ===========  =========


                               EXHIBIT (22)

SUBSIDIARIES OF THE COMPANY

The Company has one (1) wholly owned subsidiary. A brief description of the company's activities follows:

    Schwerman Real Estate & Development Corp., a Wisconsin corporation organized on June 5, 1973, is a wholly owned subsidiary holding title to a wide variety of properties in the States of Georgia, Ohio, South Carolina, Tennessee, and Virginia. (See Item 2, Properties in this report.)
                                       ----------