Form 10-Q
period 1996-06-29
SCHWERMAN TRUCKING CO
filed 1996-08-19
CIK 87731

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                Quarterly Report Under Section 13 or 15(d)


                  of the Securities Exchange Act of 1934


                      For Quarter Ended June 29, 1996
                                        -------------
                       Commission file number 1-2936
                                              ------


                           SCHWERMAN TRUCKING CO.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


              Wisconsin                            39-076739739
 ----------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


  P. O. Box 1601, 611 South 28 Street, Milwaukee, WI    53201
 --------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


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

                                      Outstanding at
                  Class               July 31, 1996
                  -----               --------------
           Common, $1 par value:          422,089

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES

                                   INDEX

                                                       Page No.

PART I.  Financial Information:

       Consolidated Condensed Balance Sheet at
       June 29, 1996 and March 30, 1996                           3

       Consolidated Condensed Statements of Income for the
       three months ended June 29, 1996 and June 24, 1995         4

       Consolidated Condensed Statements of Cash Flows
       for the three months ended June 29, 1996
       and June 24, 1995                                          5

       Notes to Consolidated Condensed Financial Statements       6

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        7



PART II.  Other Information                                       8

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                               JUNE 29,         MARCH 30,
                    ASSETS                       1996              1996
                    ------                   -----------        ---------
                                         (Unaudited)
Current Assets:
    Cash and cash equivalents                  $       351    $   113,476
    Accounts receivable (less allowances for
      losses of $40,000)                         5,736,570      4,033,387
    Other accounts and notes receivable            436,297        801,451
    Operating supplies and parts                 1,039,572      1,072,286
    Tires in service                               742,487        741,079
    Prepaid expenses                               458,595        620,267
    Other current assets                           260,744        258,661
                                               -----------    -----------
                                                 8,674,616      7,640,607
                                               -----------    -----------
Property, plant and equipment at cost           60,007,275     55,498,489
Less accumulated depreciation and amortization (35,453,200)   (34,528,615)
                                               -----------    -----------
                                                24,554,075     20,969,874
                                               -----------    -----------

Receivable from parent and affiliates            1,375,325        589,972
Other non-current assets                         1,471,327      1,409,482
                                               -----------    -----------
                                               $36,075,343    $30,609,935
                                               ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current Liabilities:
    Current portion of long-term debt          $ 3,555,527    $ 3,042,540
    Accounts payable                             1,842,798      2,043,522
    Accrued liabilities                          4,254,585      3,600,518
    Income taxes payable                           169,904         31,755
    Deferred income taxes- current                 328,230        328,230
                                               -----------    -----------
                                                10,151,044      9,046,565
                                               -----------    -----------


Long-term debt                                  14,902,577     11,098,695
Deferred income taxes                            1,878,025      1,746,025
Other non-current liabilities                      730,687        710,610

Stockholders' Equity
    Preferred stock                              1,497,470      1,497,470
    Common stock                                   422,089        422,089
    Additional paid-in capital                     232,792        232,792
    Retained earnings                            6,260,659      5,855,689
                                               -----------    -----------
                                                 8,413,010      8,008,040
                                               -----------    -----------
                                               $36,075,343    $30,609,935
                                               ===========    ===========


            The accompanying notes are an integral part of the
               condensed consolidated financial statements.


                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                                         --Three Months Ended--
                                         June 29,      June 24,
                                           1996          1995
                                         --------      --------

Revenues
   Operating revenues                  $14,751,303   $15,295,427
   Equipment and other rentals             207,630       216,801
   Other                                   531,042       590,031
                                       -----------   -----------
                                        15,489,975    16,102,259
                                       -----------   -----------

Operating Expenses
   Salaries, wages and fringe benefits   7,011,187     7,196,810
   Fuel and fuel taxes                   1,602,624     1,556,073
   Parts, repairs and tires                889,001       953,684
   Insurance and workers' compensation     990,247     1,121,117
   Depreciation and amortization         1,037,147       888,920
   Purchased transportation              1,055,113     1,339,206
   Rent expense                            179,307       302,594
   Other operating expenses              1,680,754     1,525,998
   (Gain) on disposal of property,
     plant and equipment, net               (2,615)      (23,602)
                                       -----------   -----------
                                        14,442,765    14,860,800
                                       -----------   -----------

   Operating income                      1,047,210     1,241,459

Interest expense, net                      352,034       357,733
                                       -----------   -----------

Income before taxes                        695,176       883,726

Federal and state income taxes             264,000       336,000
                                       -----------   -----------

   Net income                              431,176       547,726

Dividends on preferred shares              (26,206)      (26,206)
                                       -----------   -----------

   Net income applicable common shares  $  404,970     $ 521,520
                                       ===========   ===========


Weighted Average Number of Common
   Shares Outstanding                      422,089       422,089
                                       ===========   ===========

Net Income Per Common Share            $      0.96   $      1.24
                                       ===========   ===========



            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                  --Three Months Ended--
                                                  June 29,      June 24,
                                                    1996          1995
                                                  --------     ---------
Cash flows from operating activities:
   Net income (loss)                           $   431,176   $   547,726
   Adjustments to reconcile net income
     (loss) to net cash provided by
      operating activities:
       Depreciation and amortization             1,037,147       888,920
       Provision for deferred income taxes         132,000       168,000
       (Gain) loss on disposal of
         property, plant and equipment              (2,615)      (23,602)

       Change in assets and liabilities:
         Accounts and notes receivable          (1,338,029)     (980,997)
         Operating supplies and parts               32,714        31,458
         Tires in service, prepaid expenses
           and other current assets                158,181        82,522
         Receivable from parent and affiliates    (785,353)     (219,707)
         Other noncurrent assets                   (61,845)     (103,905)
         Accounts payable                         (200,724)     (257,578)
         Accrued liabilities                       654,067       377,237
         Income taxes payable                      138,149       121,979
         Other noncurrent liabilities               20,077        35,000
                                               -----------   -----------
             Net cash provided by (used in)
               operating activities                214,945       667,053
                                               -----------   -----------

Cash flows from investing activities:
   Proceeds from sale of property, plant
     and equipment                                   7,996        46,600
   Payments for property, plant and               (457,345)     (510,514)
                                               -----------   -----------
            Net cash provided by (used in)
              investing activities                (449,349)     (463,914)
                                               -----------   -----------

Cash flows from financing activities:
   Proceeds from long-term debt                  1,486,716       927,953
   Payments of long-term debt                   (1,339,231)   (1,008,033)
   Preferred stock dividends                       (26,206)      (26,206)
                                               -----------   -----------
             Net cash provided by (used in)
               financing activities                121,279      (106,286)
                                               -----------   -----------
Increase (decrease) in cash and cash equivalents  (113,125)       96,853

Cash and cash equivalents:
     Beginning of year                             113,476        87,702
                                               -----------   -----------
     End of quarter                            $       351   $   184,555
                                               ===========   ===========

Cash paid (received) during the year for:
   Interest                                    $   274,120   $   327,213
   Income taxes                                $    (6,149)  $    46,021



            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. CONDENSED FINANCIAL STATEMENTS

   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of Schwerman Trucking Co. and Subsidiaries as of June 29, 1996 and March 30, 1996, and the consolidated statements of income for the three months ended June 29, 1996 and June 24, 1995 and consolidated statements of cash flows for the three months then ended.

   The results of operations for the three months ended June 29, 1996 and June 24, 1995 are not necessarily indicative of the results to be expected for a full year.

   Certain information and financial statement disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to S.E.C. rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended March 30, 1996.

2. STATEMENT OF CASH FLOWS

   The Company had non-cash property, plant and equipment additions totaling $4,169,384 and $3,602,819 for the three months ended June 29, 1996 and June 24, 1995, respectively, which were financed through capital leases and equipment obligations.

        Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
                         and Results of Operations
                         -------------------------

RESULTS OF OPERATIONS
- ---------------------

Revenues for the three months ended June 29, 1996 were approximately $612,000 or 3.8% lower than the comparable three-month period of fiscal 1996. The decrease in revenue is due to a 6.6% decrease in the number of loads hauled this quarter compared to last year's first quarter and a 3.7% decrease in miles for the quarter. A cold and wet spring in much of the area served by the Company has resulted in a slow start to this year's construction season.

The Company's customers are shippers of dry and liquid commodities. During fiscal 1996, 65% of the Company's shipments were dry cement and, consequently, the Company's business is very seasonal. Dry and liquid chemicals, fertilizers and food products account for a large portion of the remaining commodities.

Operating expenses decreased by approximately $418,000 or 2.8% in the current quarter compared to the same period of fiscal 1996. The decrease in operating expenses is primarily the result of the decrease in volume, offset by the increase in depreciation expense as a result of acquiring 63 new tractors in April 1996 and the increase in fuel expense as a result of higher fuel prices.


FINANCIAL CONDITION
- -------------------

Total notes payable and long-term debt was $18,458,000 and $14,141,000 at June 29, 1996 and March 30, 1996, respectively. The $4,317,000 increase in debt is primarily the result of a $4,326,000 increase in capital leases and equipment obligations for the purchase of new equipment. The $1,339,000 reduction in debt due to the Company making its scheduled debt payments was largely offset by the $1,330,000 increase in borrowings on the Company's revolving credit rate.


CASH FLOWS
- ----------

The Company had a net decrease in cash of $113,000 for the three months ended June 29, 1996 versus a $97,000 increase in cash for the three months ended June 24, 1995. The Company has paid $26,000 in preferred stock dividends for the three months ended June 29, 1996, and has deposited $40,000 into the preferred stock sinking fund.

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

                                       SCHWERMAN TRUCKING CO.
                                       (Registrant)



DATE: August 5, 1996              BY:  Jack F. Schwerman
                                       Jack F. Schwerman
                                       Chairman of the Board,
                                       President and Treasurer