Form 10-Q
period 1996-09-28
SCHWERMAN TRUCKING CO
filed 1996-11-15
CIK 87731

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                Quarterly Report Under Section 13 or 15(d)


                  of the Securities Exchange Act of 1934


                   For Quarter Ended September 28, 1996
                       Commission file number 1-2936

                             SCHWERMAN TRUCKING CO.
          (Exact name of registrant as specified in its charter)

                  Wisconsin                         39-0767397
       -------------------------------         ------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


       P. O. Box 1601, 611 South 28 Street, Milwaukee, WI  53201
       ---------------------------------------------------------
        (Address of principal executive offices)       (Zip Code)


                                414/671-1600
           ---------------------------------------------------
           (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes   X  .  No
                                                            ---       ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Outstanding at
        Class                            October 31, 1996
        -----                            -----------------
   Common, $1 par value                       422,089

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES

                                   INDEX

                                                             Page No.

PART I.  Financial Information:

       Consolidated Condensed Balance Sheet at
       September 28, 1996 and March 30, 1996                      3

       Consolidated Condensed Statements of Income
       for the three months and six months ended
       September 28, 1996 and September 23, 1995                  4

       Consolidated Condensed Statements of Cash Flows
       for the six months ended September 28, 1996
       and September 23, 1995                                     5

       Notes to Consolidated Condensed Financial Statements       6

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        7



PART II.  Other Information                                       9

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                               SEPTEMBER 28,    MARCH 30,
ASSETS                                             1996            1996
                                               -------------   -----------
                                               (Unaudited)
Current Assets:
    Cash and cash equivalents                  $   106,312     $   113,476
    Accounts receivable (less allowances of
      $40,000)                                   6,366,349       4,033,387
    Other accounts and notes receivable            440,475         801,451
    Operating supplies and parts                 1,117,915       1,072,286
    Tires in service                               849,367         741,079
    Prepaid expenses                               526,722         620,267
    Other current assets                           261,025         258,661
                                               -----------     -----------
                                                 9,668,165       7,640,607
                                               -----------     -----------
Property, plant and equipment at cost           60,316,859      55,498,489
Less accumulated depreciation and amortization (36,394,360)    (34,528,615)
                                               -----------     -----------
                                                23,922,499      20,969,874
                                               -----------     -----------
Receivable from parent and affiliates            1,190,363         589,972
Other non-current assets                         1,564,957       1,409,482
                                               -----------     -----------
                                               $36,345,984     $30,609,935
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt          $ 3,471,557     $ 3,042,540
    Accounts payable                             2,090,547       2,043,522
    Accrued liabilities                          4,058,376       3,600,518
    Income taxes payable                           402,854          31,755
    Deferred income taxes - current                328,230         328,230
                                               -----------     -----------
                                                10,351,564       9,046,565
                                               -----------     -----------
Long-term debt                                  14,009,726      11,098,695
Deferred income taxes                            2,111,025       1,746,025
Other non-current liabilities                      727,519         710,610

Stockholders' Equity
    Preferred stock                              1,497,470       1,497,470
    Common stock                                   422,089         422,089
    Additional paid-in capital                     232,792         232,792
    Retained earnings                            6,993,799       5,855,689
                                               -----------     -----------
                                                 9,146,150       8,008,040
                                               -----------     -----------
                                               $36,345,984     $30,609,935
                                               ===========     ===========


            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                            --Three Months Ended--    --Six  Months  Ended--
                              Sept. 28,  Sept. 23,       Sept. 28, Sept. 23,
                              1996         1995          1996        1995
                            ---------    ---------    ---------    ---------
Revenues
   Operating revenues       $16,643,766  $15,840,452  $31,395,068  $31,135,879
   Equip. and other rentals     227,115      205,987      434,745      422,788
   Other                        562,066      583,836    1,093,108    1,173,867
                            -----------  -----------  -----------  -----------
                             17,432,946   16,630,275   32,922,921   32,732,534
                            -----------  -----------  -----------  -----------
Operating Expenses
   Salaries, wages and fringe
     benefits                 7,807,161    7,391,259   14,818,348   14,588,069
   Fuel and fuel taxes        1,806,470    1,519,527    3,409,094    3,075,600
   Parts, repairs and tires   1,089,063    1,013,604    1,978,064    1,967,288
   Insurance and workers'
     compensation             1,099,108   1,051,844    2,089,355     2,172,961
   Depreciation and amort.    1,060,368     913,969    2,097,515     1,802,889
   Purchased transportation   1,033,642   1,400,614    2,088,755     2,739,820
   Rent expense                 164,900     286,667      344,207       589,261
   Other operating expenses   1,787,509   1,474,420    3,468,263     3,000,418
   (Gain) loss on disposal
     of property, plant and
     equipment, net                 (13)     (3,150)      (2,628)      (26,752)
                            -----------  ----------  -----------  ------------
                             15,848,208  15,048,754   30,290,973    29,909,554

                            -----------  ----------  -----------  ------------
   Operating income           1,584,738   1,581,521    2,631,948     2,822,980

Interest expense, net           359,392     317,010      711,426       674,743
                            -----------  ----------  -----------  ------------
Income before income taxes    1,225,346   1,264,511    1,920,522     2,148,237

Federal & state income taxes    466,000     480,000      730,000       816,000
                             ----------  ----------  -----------  ------------
    Net Income                  759,346     784,511    1,190,522     1,332,237

Dividends on preferred shrs     (26,206)    (26,206)     (52,412)      (52,412)
                            -----------  ----------  -----------  ------------
Net income applicable common
   shares                   $   733,140  $  758,305  $ 1,138,110  $  1,279,825
                            ===========  ==========  ===========  ============
Weighted Average Number of
   Common Shares Outstanding    422,089     422,089      422,089       422,089
                            ===========  ==========  ===========  ============
Net Income Per Common Share $      1.74  $     1.79  $      2.70  $       3.03
                            ===========  ==========  ===========  ============

            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

              SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                               ------Six Months Ended------
                                               September 28,  September 23,
                                                   1996           1995
                                               -------------  -------------
Cash flows from operating activities:
    Net income                                 $ 1,190,522    $ 1,332,237
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
       Depreciation and amortization             2,097,515      1,802,889
       Provision for deferred income taxes         365,000        408,000
       (Gain) loss on disposal of
         property, plant and equipment              (2,628)       (26,752)

       Change in assets and liabilities:
         Accounts and notes receivable          (1,971,986)    (1,194,005)
         Operating supplies and parts              (45,629)       (55,896)
         Tires in service, prepaid expenses
          and other current assets                 (17,107)        13,051
         Receivable from parent and affiliates    (600,391)      (115,513)
         Other noncurrent assets                  (155,475)      (186,028)
         Accounts payable                           47,025       (109,025)
         Accrued liabilities                       457,858        152,955
         Income taxes payable                      371,099        312,980
         Other noncurrent liabilities               16,909         49,939
                                               -----------    -----------
             Net cash provided by (used in)
               operating activities              1,752,712      2,384,832
                                               -----------    -----------
Cash flows from investing activities:
   Proceeds from sale of property,
     plant and equipment                            29,928         65,120
   Payments for property, plant and equipment     (908,056)    (1,896,948)
                                               -----------    -----------
             Net cash provided by (used in)
               investing activities               (878,128)    (1,831,828)
                                               -----------    -----------
Cash flows from financing activities:
    Proceeds from long-term debt                 1,815,166      1,676,544
    Payments of long-term debt                  (2,644,502)    (1,993,402)
    Preferred stock dividends                      (52,412)       (52,412)
                                               -----------    -----------
             Net cash provided by (used in)
               financing activities               (881,748)      (369,270)
                                               -----------    -----------
Increase (decrease) in cash & cash equivalents      (7,164)       183,734

Cash and cash equivalents:
    Beginning of year                              113,476         87,702
                                               -----------    -----------
    End of quarter                             $   106,312    $   271,436
                                               ===========    ===========
Cash paid (received) during the year for:
    Interest                                   $   691,880    $   649,818
    Income taxes                               $    (6,099)   $    95,020

            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. CONDENSED FINANCIAL STATEMENTS

   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the
   consolidated  financial   position  of  Schwerman   Trucking   Co.   and
   Subsidiaries as of September 28, 1996 and March 30, 1996, and the consolidated results of operations for the three months and six months ended September 28, 1996 and September 23, 1995 and changes in financial position for the six months then ended.

   The results of operations for the three months and six months ended September 28, 1996 and September 23, 1995 are not necessarily indicative of the results to be expected for a full year.

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

2. STATEMENT OF CASH FLOWS

   The Company had non-cash property, plant and equipment additions totaling $4,169,000 and $3,603,000 for the six months ended September 28, 1996 and September 23, 1995, respectively, which were financed through capital leases and equipment obligations.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three months ended September 28, 1996 were approximately $803,000 or 4.8% higher than the comparable three-month period of 1995. Revenues for the six months ended September 28, 1996 increased approximately $190,000 or .6% compared to the same period of 1995. The increase in revenue is due to an increase in the number of miles traveled for the quarter and year to date and an increase in the average payload compared to the prior year. The Company has opened two new terminals in March 1996, and the revenues generated at these terminals has more than offset the softness experienced at the Company's other terminals.

The Company's customers are shippers or consignees of dry and liquid commodities. During fiscal 1996, 65% of the Company's shipments were dry cement and, consequently, the Company's business is very seasonal. Dry and liquid chemicals, fertilizers and food products account for a large portion of the remaining commodities.

Operating expenses increased by approximately $799,000 or 5.3% in the current quarter and increased by $381,000 or 1.3% for the six months ended year to date compared to the same periods of 1995. The increase in operating expenses is due to the increase in volume, the increase in depreciation expense and the increase in fuel expense.

Salaries, wages and fringe benefits increased $416,000 or 5.6% and $230,000 or 1.6% for the three months and six months ended September 28, 1996, respectively, compared to the same periods of 1995 as a result of the increase in volume and higher health, welfare and pension costs.

Fuel and fuel taxes increased $287,000 or 18.9% and $333,000 or 10.8% for the current quarter and year to date for fiscal 1996, respectively, compared to the same periods of 1995 as a result of the increase in the number of miles traveled and higher fuel prices.

Depreciation and amortization increase $146,000 or 16.0% and $295,000 or 16.3% for the three months and six months ended September 28, 1996, respectively, compared to the same periods of 1995 as a result of the purchase of 63 new tractors in April 1996.

Purchased transportation decreased $367,000 or 26.2% and $651,000 or 23.8% for the current quarter and year to date for fiscal 1996, respectively, compared to the same periods of 1995 as a result of the reduced number of owner operators leased on to the Company.

Rent expense decreased $122,000 or 42.5% and $245,000 or 41.6% for the current quarter and year to date for fiscal 1996, respectively, as compared to the same periods of 1995 as a result of renting fewer tractors and trailers in 1996 and as a result of lower rental rates on some equipment rented in the current year as compared to the prior year.

Other operating expenses increased $313,000 or 21.2% and $468,000 or 15.6% for the three months and six months ended September 28, 1996, respectively, compared to the same periods of 1995 as a result of the increase in volume, the increased cost of hiring and screening drivers, an increase in communication costs and higher toll charges.

FINANCIAL CONDITION

Total current assets increased $2,028,000 at September 28, 1996 as compared to March 30, 1996 primarily as a result of the seasonal increase in accounts receivable offset in part by a drop in other accounts and notes receivable due to a payment received in April 1996. Property, plant and equipment increased $4,818,000 from 1996 fiscal year end primarily as a result of the tractors and trailers delivered in April 1996. The $600,000 increase in the receivable from parent since March 30, 1996 is also seasonal in nature.

Accrued liabilities increased $458,000 at September 28, 1996 as compared to March 30, 1996 primarily as a result of the seasonal nature of the Company's business. The $371,000 and $366,000 increase in income taxes payable and noncurrent deferred income taxes, respectively, from 1996 fiscal year and is a result of intra period tax allocation and the seasonal nature of the Company's business.

Total notes payable and long-term debt was $17,481,000 and $14,141,000 at September 28, 1996 and March 30, 1996, respectively. The $3,340,000 net increase in debt is the result of $5,984,000 in new obligations to finance the equipment additions and seasonal working capital needs less the reduction resulting from making the scheduled debt payments.


CASH FLOWS

The Company had a net decrease in cash of $7,000 for the six months ended September 28, 1996 versus a $184,000 net increase for the six months ended September 23, 1995. Cash provided by operating activities decreased by $632,000 for the six months ended September 28, 1996 as compared to the same period of 1995 primarily as a result of lower net income in the current year and an increase in cash requirements for working capital. Cash used in investing activities decreased $953,000 in the current year as compared to 1995 primarily as a result of fewer cash purchases of trailers in the current year. Cash used in financing activities increased $512,000 primarily as a result of making the scheduled payments. The Company has paid $52,000 in preferred stock dividends for the six months ended September 28, 1996, representing the required dividends for two quarters.

                        PART II - OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities
             None

Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits - Exhibit 27.  Financial Data Schedule
            (b) Reports on Form 8-K - November 1, 1996, reporting the
                  reorganization of the Company's Sales Department and the resignation of the Vice President - Sales, a Director of the Company.


       Pursuant to the requirements of the Securities Exchange Act of 1934,

the  Company has duly caused this report to be signed on its behalf by  the undersigned hereunto duly authorized.



                                       SCHWERMAN TRUCKING CO.
                                       (Registrant)



DATE:     November 8, 1996        BY:  Jack F. Schwerman
                                       Jack F. Schwerman
                                       Chairman of the Board,
                                       President and Treasurer