Form 10-Q
period 1996-12-28
SCHWERMAN TRUCKING CO
filed 1997-02-10
CIK 87731

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                Quarterly Report Under Section 13 or 15(d)


                  of the Securities Exchange Act of 1934


                    For Quarter Ended December 28, 1996
                        Commission file number 1-2936


                           SCHWERMAN TRUCKING CO.
          (Exact name of registrant as specified in its charter)

             Wisconsin                                39-0767397
   ------------------------------                ------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)


         P. O. Box 1601, 611 South 28 Street, Milwaukee, WI  53201
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

                                           Outstanding at
        Class                             January 31, 1997
        -----                             ----------------
   Common, $1 par value                        422,089

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES

                                   INDEX

                                                       Page No.

PART I.  Financial Information:

       Consolidated Condensed Balance Sheet at
       December 28, 1996 and March 30, 1996                       3

       Consolidated Condensed Statements of Income
       for the three months and nine months ended
       December 28, 1996 and December 23, 1995                    4

       Consolidated Condensed Statements of Cash Flows
       for the nine months ended December 28, 1996
       and December 23, 1995                                      5

       Notes to Consolidated Condensed Financial Statements       6

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        7

PART II.  Other Information                                       9

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 DECEMBER 28,      MARCH 30,
                  ASSETS                             1996             1996
                                                  (Unaudited)
                                                  -----------      ---------
Current Assets:
    Cash and cash equivalents                     $    63,930     $   113,476
    Accounts receivable (less allowances of
      $40,000)                                      4,824,665       4,033,387
    Other accounts and notes receivable                60,598         801,451
    Operating supplies and parts                    1,102,411       1,072,286
    Tires in service                                  856,448         741,079
    Prepaid expenses                                  356,602         620,267
    Other current assets                              261,131         258,661
                                                  -----------     -----------
                                                    7,525,785       7,640,607
                                                   ----------     -----------

Property, plant and equipment at cost              60,227,906      55,498,489
Less accumulated depreciation and amortization    (37,032,052)    (34,528,615)
                                                 ------------     -----------
                                                   23,195,854      20,969,874
                                                  -----------     -----------

Receivable from parent and affiliates               1,384,136         589,972
Other non-current assets                            1,636,180       1,409,482
                                                  -----------     -----------
                                                  $33,741,955     $30,609,935
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt             $ 3,453,476     $ 3,042,540
    Accounts payable                                1,808,537       2,043,522
    Accrued liabilities                             3,623,239       3,600,518
    Income taxes payable                              393,049          31,755
    Deferred income taxes - current                   328,230         328,230
                                                  -----------      ----------
                                                    9,606,531       9,046,565
                                                  -----------      ----------
Long-term debt                                     11,974,654      11,098,695
Deferred income taxes                               2,158,025       1,746,025
Other non-current liabilities                         728,026         710,610

Stockholders' Equity
    Preferred stock                                 1,497,470       1,497,470
    Common stock                                      422,089         422,089
    Additional paid-in capital                        232,792         232,792
    Retained earnings                               7,122,368       5,855,689
                                                  -----------     -----------
                                                    9,274,719       8,008,040
                                                  -----------     -----------
                                                  $33,741,955     $30,609,935
                                                  ===========     ===========


            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                              --Three Months Ended--   --Nine Months Ended--
                                Dec. 28,  Dec. 23,      Dec. 28,    Dec. 23,
                                  1996      1995          1996        1995
                                --------  --------      --------    --------
Revenues
   Operating revenues        $14,333,566  $13,459,793  $45,728,634  $44,595,672
   Equip. and other rentals      205,851      224,595      640,596      647,383
   Other                         474,966      553,749    1,568,074    1,727,616
                             -----------  -----------  -----------  -----------
                              15,014,383   14,238,137   47,937,304   46,970,671
                             -----------  -----------  -----------  -----------

Operating Expenses
   Salaries, wages and fringe
     benefits                  7,118,005    6,591,321   21,936,353   21,179,390
   Fuel and fuel taxes         1,731,214    1,333,586    5,140,308    4,409,186
   Parts, repairs and tires    1,040,147      969,198    3,018,211    2,936,486
   Insurance and workers'
     compensation                719,088      949,159    2,808,443    3,122,120
   Depreciation & amortization   981,652      930,712    3,079,167    2,733,601
   Purchased transportation    1,031,166    1,215,955    3,119,921    3,955,775
   Rent expense                  216,962      284,696      561,169      873,957
   Other operating expenses    1,643,270    1,407,338    5,111,533    4,407,756
  (Gain) loss on disposal
     of property, plant and
     equipment, net              (25,626)      10,620      (28,254)     (16,132)
                              ----------   ----------   ----------   ----------
                              14,455,878   13,692,585   44,746,851   43,602,139
                              ----------   ----------   ----------   ----------

   Operating income              558,505      545,552    3,190,453    3,368,532

Interest expense, net            309,731      301,409    1,021,157      976,152
                              ----------   ----------   ----------   ----------

Income before income taxes       248,774      244,143    2,169,296    2,392,380


Federal and state income          94,000       93,000      824,000      909,000


    Net Income                   154,774      151,143    1,345,296    1,483,380


Dividends on preferred shares    (26,205)     (26,205)     (78,617)
(78,617)
                               ----------  ----------    ---------    ---------

Net income applicable common
   shares                      $ 128,569  $  124,938   $1,266,679   $ 1,404,763
                               =========  ==========   ==========   ===========


Weighted Average Number of
   Common Shares Outstanding     422,089     422,089      422,089       422,089
                              ==========  ==========   ==========   ===========

Net Income Per Common Share         $.30       $ .30       $ 3.00   $      3.33
                              ==========  ==========   ==========   ===========

             The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                    --Nine Months Ended--
                                                December 28,     December 23,
                                                   1996             1995
                                                -----------      ------------
Cash flows from operating activities:
    Net income (loss)                           $ 1,345,296       $ 1,483,380
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
       Depreciation and amortization              3,079,167         2,733,601

       Provision for deferred income taxes          412,000           454,500

       Provision for Doubtful accounts                   --            15,558
       (Gain) loss on disposal of
         property, plant and equipment              (28,254)          (16,132)



       Change in assets and liabilities:
         Accounts and notes receivable              (50,425)        1,319,157

         Operating supplies and parts               (30,125)          (21,728)

         Tires in service, prepaid expenses
          and other current assets                  145,826           273,922

         Receivable from parent and affiliates     (794,164)          333,038

         Other noncurrent assets                   (226,698)         (239,065)

         Accounts payable                          (234,985)         (873,137)

         Accrued liabilities                         22,721          (471,120)

         Income taxes payable                       361,294           357,574

         Other noncurrent liabilities                17,416            65,509

                                                -----------       -----------
             Net cash provided by (used in)
               operating activities               4,019,069         5,415,057

                                                -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of property,
     plant and equipment                             73,589          119,570
   Payments for property, plant and equip.       (1,181,098)       (2,666,149)
                                                -----------       -----------
             Net cash provided by (used in)
               investing activities              (1,107,509)       (2,546,579)
                                                -----------       -----------

Cash flows from financing activities:
    Proceeds from long-term debt                    975,166         1,593,323
    Payments of long-term debt                   (3,857,655)       (4,319,237)
    Preferred stock dividends                       (78,617)          (78,617)
                                                -----------       -----------
            Net cash provided by (used in)
              financing activities               (2,961,106)       (2,804,531)

                                                -----------       -----------

Increase (decrease) in cash and cash equivalents    (49,546)           63,947


Cash and cash equivalents:
    Beginning of year                               113,476            87,702
                                                -----------       -----------
    End of quarter                              $    63,930       $   151,649
                                                ===========       ===========


Cash paid during the year for:
    Interest                                    $ 1,010,524       $   974,637
   Income taxes                                 $    50,706       $    96,926

            The accompanying notes are an integral part of the
               condensed consolidated financial statements.

                  SCHWERMAN TRUCKING CO. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. CONDENSED FINANCIAL STATEMENTS

   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the
   consolidated  financial   position  of  Schwerman   Trucking   Co.   and
   Subsidiaries as of December 28, 1996 and March 30, 1996, and the consolidated results of operations for the three months and nine months ended December 28, 1996 and December 23, 1995 and changes in financial position for the nine months then ended.

   The results of operations for the three months and nine months ended December 28, 1996 and December 23, 1995 are not necessarily indicative of the results to be expected for a full year.

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

2. STATEMENT OF CASH FLOWS

   The Company had non-cash property, plant and equipment additions totaling $4,169,000 and $3,603,000 for the nine months ended December 28, 1996 and December 23, 1995, respectively, which were financed through capital leases and equipment obligations.

3. PREFERRED STOCK

   On February 3, 1997, the Company announced that it will be redeeming its preferred stock at the stated redemption price of $10.50 per share plus accumulated dividends on the Company's May 30, 1997 dividend pay date.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three months ended December 28, 1996 were approximately $776,000 or 5.5% higher than the comparable three-month period of 1995. Revenues for the nine months ended December 28, 1996 increased approximately $967,000 or 2.1% compared to the same period of 1995. The increase in revenue is due to an increase in the number of miles traveled for the quarter and year to date and an increase in the average payload compared to the prior year. The Company opened two new terminals in March 1996, and the revenues generated at these terminals has more than offset the softness experienced at the Company's other terminals.

The Company's customers are shippers or consignees of dry and liquid commodities. During fiscal 1996, 65% of the Company's shipments carried dry cement and, consequently, the Company's business is very seasonal. Dry and liquid chemicals, fertilizers and food products account for a large portion of the remaining commodities.

Operating expenses increased by approximately $763,000 or 5.6% in the current quarter and increased by $1,145,000 or 2.6% for the nine months ended year to date compared to the same periods of 1995. The increase in operating expenses is due to an increase in volume related expenses, an increase in depreciation expense and an increase in fuel costs.

Salaries, wages and fringe benefits increased $527,000 or 8.0% and $756,000 or 3.6% for the three months and nine months ended December 28, 1996, respectively, compared to the same periods of 1995 as a result of the increase in volume and higher health, welfare and pension costs.

Fuel and fuel taxes increased $398,000 or 29.8% and $731,000 or 16.6% for the current quarter and year to date for fiscal 1996, respectively, compared to the same periods of 1995 as a result of the increase in the number of miles traveled and higher fuel prices.

Insurance and workers' compensation decreased $230,000 or 24.2% and $314,000 or 10.0% for the three months and nine months ended December 28, 1996, respectively, compared to the same periods of 1995 primarily as a result of favorable experience.

Depreciation and amortization increase $51,000 or 5.5% and $346,000 or 12.6% for the three months and nine months ended December 28, 1996, respectively, compared to the same periods of 1995 as a result of the purchase of 63 new tractors in April 1996.

Purchased transportation decreased $185,000 or 15.2% and $835,000 or 21.1% for the current quarter and year to date for fiscal 1996, respectively, compared to the same periods of 1995 as a result of the reduced number of owner operators leased on to the Company.

Rent expense decreased $68,000 or 23.8% and $313,000 or 35.8% for the current quarter and year to date for fiscal 1996, respectively, as compared to the same periods of 1995 as a result of renting fewer tractors and trailers in 1996 and as a result of lower rental rates on some equipment rented in the current year as compared to the prior year.

Other operating expenses increased $236,000 or 16.8% and $704,000 or 16.0% for the three months and nine months ended December 28, 1996, respectively, compared to the same periods of 1995 as a result of the increase in volume, the increased cost of hiring and screening drivers, an increase in communication costs and higher toll charges.

FINANCIAL CONDITION

Total current assets decreased $115,000 at December 28, 1996 as compared to March 30, 1996 primarily as a result of the seasonal increase in accounts receivable which was more than offset by a drop in other accounts and notes receivable due to payments received. Property, plant and equipment increased $2,226,000 from 1996 fiscal year end primarily as a result of the tractors and trailers delivered in April 1996. The $794,000 increase in the receivable from parent since March 30, 1996 is also seasonal in nature.

Accounts Payable decreased $235,000 at December 28, 1996 as compared to March 30, 1996 primarily as a result of the seasonal nature of the Company's business. The $361,000 and $412,000 increase in income taxes payable and noncurrent deferred income taxes, respectively, from 1996 fiscal year is a result of the timing of tax payments and intra period tax allocation.

Total notes payable and long-term debt was $15,428,000 and $14,141,000 at December 28, 1996 and March 30, 1996, respectively. The $1,287,000 net increase in debt is the result of $5,144,000 in new obligations to finance the equipment additions and seasonal working capital needs less the reduction resulting from making the scheduled debt payments.


CASH FLOWS

The Company had a net decrease in cash of $50,000 for the nine months ended December 28, 1996 versus a $64,000 net increase for the nine months ended December 23, 1995. Cash provided by operating activities decreased by $1,396,000 for the nine months ended December 28, 1996 as compared to the same period of 1995 primarily as a result of an increase in cash requirements for working capital. Cash used in investing activities decreased $1,439,000 in the current year as compared to 1995 primarily as a result of fewer cash purchases of trailers in the current year. Cash used in financing activities increased $157,000 for the nine months ended
December 28, 1996 as compared to the same period of 1995 primarily as a result of higher debt service requirements in the current year. The Company has paid $79,000 in preferred stock dividends for the nine months ended December 28, 1996, representing the required dividends for three quarters.

                        PART II - OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities
           None

Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits - Exhibit 27. Financial Data Schedule
            (b) Reports on Form 8-K -  February 3, 1997, reporting the redemption of  the Company's
                                       Preferred cummulative convertible
                                       stock on May 30, 1997 for $10.50
                                       per share.



       Pursuant to the requirements of the Securities Exchange Act of 1934,

the  Company has duly caused this report to be signed on its behalf by  the undersigned hereunto duly authorized.



                                       SCHWERMAN TRUCKING CO.
                                       (Registrant)



DATE:     February 5, 1997         BY: Jack F. Schwerman
                                       Jack F. Schwerman
                                       Chairman of the Board,
                                       President and Treasurer